Form 10-K
period 2004-12-31
Accredited Mortgage Loan REIT Trust
filed 2005-03-31
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-50179

ACCREDITED MORTGAGE LOAN REIT TRUST

(Exact name of registrant as specified in its charter)

Maryland	35-2231035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15090 Avenue of Science

San Diego, California 92128

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 858-676-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
9.75% Series A Perpetual Cumulative Preferred Shares	New York Stock Exchange (the “NYSE”)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ or No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐ or No  ☒

As of June 30, 2004 none of Accredited Mortgage Loan REIT Trust’s voting or non-voting common equity was held by non-affiliates.

The number of outstanding shares of the registrant’s common stock as of March 18, 2005 was 100,000.

INCORPORATION BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Shareholders, subsequent to the date hereof, are incorporated by reference into Parts II and III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2004.

EXPLANATORY NOTE

Accredited Mortgage Loan REIT Trust (the “REIT”) is an indirect subsidiary of Accredited Home Lenders Holding Co. (“Accredited”), a company that files annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All of the REIT’s outstanding common shares are owned by Accredited Home Lenders, Inc., a wholly-owned subsidiary of Accredited (“AHL”). As of the date of this report, the only publicly traded securities of the REIT are the REIT’s 9.75% Series A Perpetual Cumulative Preferred Shares, payments in respect of which are fully and unconditionally guaranteed by Accredited. In reliance on Rule 12h-5 under the Exchange Act, the REIT has not previously filed reports pursuant to the Exchange Act. In connection therewith and in accordance with Rule 3-10 of Regulation S-X under the Exchange Act, Accredited has been disclosing certain financial information regarding the REIT in the notes to the consolidated financial statements of Accredited contained in Accredited’s reports filed under the Exchange Act. In addition, pursuant to the terms of the REIT’s outstanding preferred shares and Accredited’s related guarantee of those securities, Accredited has also been disclosing certain additional information regarding the REIT in Accredited’s Exchange Act reports. The REIT has decided to file reports under the Exchange Act on a prospective basis, notwithstanding any availability to it of an exemption from reporting under Rule 12h-5 under the Exchange Act. This is the REIT’s initial Annual Report on Form 10-K filed with the SEC under the Exchange Act.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements. When used in this report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. They also include statements containing a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	an increase in mortgage loan payment default rates due to a general deterioration in economic or political conditions, fluctuations in the real estate markets, an increase in unemployment rates, and/or an increase in interest rates that results in higher loan payment amounts for the borrower;

•	a decline in interest income due to a decrease in the difference between our cost of capital and the income generated by payments on our securitized mortgage loan pools;

•	changes in demand for mortgage backed securities that affect our ability to issue notes to fund our securitizations;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to maintain status as a real estate investment trust and the corresponding tax treatment;

•	the degree and nature of AHL’s competition that may impact the value of the loans originated by AHL;

•	a change in the financial stability of Accredited, which guarantees the dividend payments on our 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”);

•	an increase in the rate of prepayments on securitized mortgage loans that could reduce the amount of cash flow distributed to us in respect of excess interest;

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “ITEM 1. Business—Risk Factors That May Affect Our Future Results and Accredited’s Guarantee of Our Series A Preferred Shares.”

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.

In this Form 10-K, unless the context requires otherwise, “REIT,” “we,” “our,” and “us” means Accredited Mortgage Loan REIT Trust.

PART I

ITEM 1. Business

General Development of Our Business

Accredited Mortgage Loan REIT Trust is a Maryland real estate investment trust that was created for the purpose of acquiring, holding and managing real estate assets that are intended to generate net income for distribution to our shareholders. Our assets primarily consist of pools of securitized mortgage loans that we have securitized in structures that require financing treatment. The securitizations are legally structured as sales, but for accounting purposes are treated as financings. All of our outstanding common shares are owned by AHL. We intend to elect to be subject to tax as a real estate investment trust under the Internal Revenue Code and will generally not be subject to federal or state income tax to the extent that we distribute our earnings to our shareholders and maintain our qualification as a real estate investment trust. We completed a public offering of our 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”) in August 2004 and our preferred shares became listed at that time on the New York Stock Exchange under the symbol “AHH PrA.”

As discussed in Note 1 to the consolidated financial statements, we acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. We are, therefore, economically and operationally dependent on AHL, and, as such, our results of operation or financial condition may not be indicative of the conditions that would have existed for our results of operations or financial condition if we had operated as an unaffiliated entity.

Description of Our Business

General

Our principal business objective is to acquire, hold and manage mortgage assets that will generate net income for distribution to our shareholders. In order to preserve our status as a real estate investment trust under the Internal Revenue Code, substantially all of our assets will consist of retained interests and other qualified real estate investment trust real estate assets of the type set forth in Section 856(c)(5)(B) of the Internal Revenue Code.

Acquisition of Real Estate Investment Trust Assets

Generally, we acquire our mortgage assets as contributions of capital from our direct parent, AHL. These mortgage assets consist primarily of residential mortgage loans, or interests in these mortgage loans, that have been originated or acquired by AHL. These contributions of mortgage assets from AHL are effected in two ways:

•	First, AHL from time to time transfers to us, as contributions of capital, portfolios of mortgage loans to be securitized.

•	Second, AHL transfers to us, as contributions of capital, interests in mortgage pools, which have already been securitized by AHL.

AHL focuses on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value (“LTV”) ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. AHL originates loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

Execution of mortgage-backed securitizations

We execute securitizations of residential mortgage loans that have been originated or acquired by AHL. In these transactions, AHL transfers a pool of mortgage loans to us as a contribution of capital. The mortgage loans are transferred subject to the lien of one or more of AHL’s creditors that provide financing for loan originations or acquisitions. These creditors are commonly referred to as warehouse lenders. We then sponsor a securitization trust, and transfer the mortgage loans to the securitization trust, which is a wholly-owned subsidiary of ours. The securitization trust then pledges the mortgage loans to secure notes which are then issued, and underwritten or privately-placed and sold to third-party investors. The net proceeds of the securitization are used by us to repay the warehouse debt and pay other expenses of the securitization. As the certificate holder of the securitization trust, we are entitled to receive distributions of cash flow, if any, generated by the related mortgage loans, to the extent that the cash flow is not needed to service the notes or pay securitization expenses. We refer to the right to receive this cash flow as the “retained interest” in the securitization.

The prior securitizations executed by AHL and us have been structured legally as sales, but for accounting purposes they were structured as financings. Therefore, while the related securitization trust is the legal owner of the pool of securitized mortgage loans and is the obligor on the securitization notes, for accounting purposes, both the securitized mortgage loans and the securitization indebtedness appear as assets and liabilities, respectively, on our balance sheet.

In May 2004, we completed a securitization of $707.2 million of mortgage loans (“Accredited Mortgage Loan Trust 2004-2”), of which $22.3 million represented over-collateralization. “Over-collateralization” for each securitization is the excess, if any, of the outstanding principal balance of the mortgage loans in the related mortgage pool over the principal balance of the related notes. Pursuant to the securitization, two classes of notes were issued totaling $684.9 million, with variable interest rates ranging from One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%. Proceeds from the sale of the notes were $683.2 million, or 99.75% of the original principal balance of the notes sold, before deducting expenses. The notes have a final stated maturity date of July 25, 2034.

In August 2004, we completed a securitization of $1.012 billion of mortgage loans (“Accredited Mortgage Loan Trust 2004-3”), of which $17.4 million represented upfront over-collateralization. Pursuant to the securitization, six classes of senior notes with fixed rates ranging from 2.90% to 5.25%, five classes of senior notes with variable rates ranging from One-Month LIBOR plus 0.17% to One-Month LIBOR plus 0.60%, five classes of subordinate notes with a fixed rate of 5.25%, and nine classes of mezzanine and subordinate notes with variable rates ranging from One-Month LIBOR plus 0.58% to One-Month LIBOR plus 2.50% were issued totaling $994.8 million. Proceeds from the sale of the notes were $973.3 million, or 99.56% of the original principal balance of the notes sold, before deducting expenses. We retained two of the subordinate classes of notes totaling $17.2 million as partial consideration for the sale of the mortgage loans to the trust. The notes have a final stated maturity date of October 25, 2034.

In November 2004, we completed a securitization of $1.047 billion of mortgage loans (“Accredited Mortgage Loan Trust 2004-4”), of which $22.0 million represented upfront over-collateralization. Pursuant to the securitization, six classes of senior notes, with variable rates ranging from One-Month LIBOR plus 0.15% to One-Month LIBOR plus 0.50%, five classes of subordinated notes, with variable rates ranging from One-Month LIBOR plus 0.58% to One-Month LIBOR plus 1.80%, and one class of subordinated notes, with a fixed rate of 5.25%, were issued totaling $1.025 billion. Proceeds from the sale of the notes were $1.024 billion, or 99.87% of the original principal balance of the notes sold, before deducting expenses. The notes have a final stated maturity date of January 25, 2035.

On February 24, 2005, we completed a securitization of $917.2 million of mortgage loans, of which $13.8 million represented upfront over-collateralization. Pursuant to the securitization, five classes of senior notes with variable rates ranging from One-Month LIBOR plus 0.10% to One-Month LIBOR plus 0.35%, and six classes of subordinated notes with variable rates ranging from One-Month LIBOR plus 0.47% to One-Month LIBOR plus 2.50% were issued totaling $903.5 million. Proceeds from the sale of the notes were $900.1 million, or 99.63% of the original principal balance of the notes sold, before deducting expenses. The notes have a final stated maturity date of April 2035.

Acquisition of retained interests

AHL has previously executed securitizations of residential mortgage loans in which it obtained the related retained interests. During 2004, AHL transferred the retained interests in the Accredited Mortgage Loan Trust 2002-1, 2002-2, 2003-1, 2003-2, 2003-3 and 2004-1 securitizations to us as a net contribution of capital totaling $59.1 million, which excludes cash contributions and subsequent contributions of assets and liabilities for the Accredited Mortgage Loan Trust 2004-2, 2004-3 and 2004-4 securitizations.

Dividend Policy

In order to remain qualified as a real estate investment trust, we must distribute annually at least 90% of our “real estate investment trust taxable income” (excluding capital gains) to shareholders. Dividends will be declared at the discretion of our board of trustees out of assets legally available to make such payments, after considering our distributable funds, financial requirements, tax considerations and other factors.

Our distributable funds consist primarily of distributions on the retained interests held by us. While we expect that the distributions on the retained interests will be sufficient to support the payment of dividends, these distributions are subject to considerable uncertainty. Accordingly, under certain circumstances, including periods in which the mortgage pools experience significant prepayments or realized losses, we may experience a decrease in income available to be distributed to our shareholders. Consequently, significant prepayments or realized losses could have an adverse effect on our ability to pay dividends on our Series A Preferred Shares.

General Description of REIT’s Assets; Investment Policy

Retained Interests

Each retained interest owned by us represents ownership of the related securitization trust and the right to receive excess cash flow generated by the trust. This excess cash flow is derived from two sources: excess interest and return of over-collateralization.

Each retained interest is subordinate in right of payment to the related securitization noteholders. Each retained interest is in a “first loss position,” and the related securitization trust does not contain a source of funds to protect us against losses on the related mortgage loans.

Excess interest

Excess interest, if any, consists of interest collections on the related mortgage loans each month after (i) payment of related administrative fees, reimbursements and expenses, including servicing fees, backup servicing fees, trustee fees and expenses and insurer premium, and reimbursements and indemnification of the trustee and the insurer and (ii) payment of required distributions to holders of the related underlying notes.

Excess interest is generally required, among other things, to be used to distribute principal with respect to the related notes until the related notes reach the required over-collateralization amount (as described below).

Principal

Principal collections on the related mortgage loans will generally be distributed to the securitization noteholders in order to maintain the required level of over-collateralization for that securitization trust. To the extent that the over-collateralization amount has been permitted to step down (as described below), principal collections may instead be distributed to the related retained interest until the new required over-collateralization amount has been achieved.

Over-Collateralization

“Over-collateralization” for each securitization is the excess, if any, of the outstanding principal balance of the mortgage loans in the related mortgage pool over the principal balance of the related notes. Over-collateralization in each securitization trust is generally achieved by applying available excess interest in the initial years of operation of the securitization trust to make additional payments of principal on the related notes as necessary to maintain the over-collateralization amount at its required level. In some transactions, including the 2004-2, 2004-3 and 2004-4 securitizations, the required over-collateralization amount was fully funded on the securitization’s closing date. If the level of over-collateralization applicable to a securitization trust in future periods falls below the applicable required over-collateralization amount, cash flows derived from excess interest thereafter will be applied to pay principal and interest on the related notes (and not be available to make distributions with respect to the related retained interests) unless and until once again the applicable required over-collateralization amount is reached.

The required over-collateralization amount for each mortgage pool may increase if delinquencies or losses on the related mortgage pool were to exceed certain specified levels. The required over-collateralization amount may decrease based upon the satisfaction of certain tests. No distributions will be made from the proceeds of the related mortgage loans to the related retained interest until the then-applicable required over-collateralization amount has been established and maintained.

Generally, to the extent that the cash flows which would otherwise be paid to a retained interest are being directed to the related notes to achieve or maintain the applicable required over-collateralization amount, the related retained interest will not receive any distribution from the related securitization trust. In addition, because the application of the cash flows to each retained interest are dependent upon the performance of the related mortgage loans, there may be material variations in the amount, if any, of the cash flow distributed on each retained interest from period to period, and there may be extended periods when no cash flow is received with respect to each retained interest. Any such variations in the rate or timing of receipt of distributions on each retained interest may adversely affect our ability to make dividend payments on the Series A Preferred Shares.

As described below under “The Mortgage Pools”, prepayments of principal and realized losses on the related mortgage loans will reduce the aggregate outstanding principal balance of such mortgage loans and therefore will reduce the aggregate amount of excess interest that could be generated by the mortgage loans. The aggregate amount of excess interest generated by the mortgage loans in a mortgage pool will decrease more significantly as a result of principal payments and realized losses on those mortgage loans with relatively high interest rates. If prepayments or liquidations occur with more frequency on mortgage loans in a mortgage pool having relatively higher interest rates than on mortgage loans in a mortgage pool having relatively lower interest rates, and the foregoing results in any of the related notes having their interest rate limited by any applicable available funds cap rate, then no excess interest will be generated by the portion of the aggregate principal balance of such mortgage loans equal to the principal balance of such class of notes. Reductions of the amount of excess interest generated by the mortgage loans in a mortgage pool will in turn reduce the aggregate amount of distributions on the related retained interests. In addition, the notes may be entitled to recover the amount of interest not paid on such classes because of the application of the applicable available funds cap rate, which may result in a reduction of the amount of excess interest that could be included among the amounts that may remain available for distribution to the holders of the retained interests.

Distributions on the retained interests in respect of principal collections on the mortgage loans are also sensitive to the rate and timing of principal payments and realized losses on the mortgage loans in the related mortgage pool. A rapid rate of principal payments on the mortgage loans in a mortgage pool could have the effect of accelerating distributions in respect of principal collections on the related retained interests, and a slow rate of payment could have the effect of decelerating distributions in respect of principal collections on the related retained interests. Generally, the retained interests will not be entitled to receive any distributions until the required over-collateralization amount has been met. Realized losses on the mortgage loans in the related mortgage pool will have the effect of reducing the over-collateralization, and therefore reducing the amount ultimately payable on the related retained interests.

The Mortgage Pools

The mortgage loans in each mortgage pool were originated or purchased by AHL and consist of fixed- and adjustable-rate first lien residential mortgage loans in accordance with AHL’s underwriting guidelines and policies. The mortgage loans were transferred and assigned by AHL or us to the related securitization trust.

The distributions received by us in respect of the retained interests will depend, in general, upon the performance of the underlying mortgage pool, including:

•	the rate and timing of principal payments (including prepayments and collections upon defaults, liquidations of the mortgage loans, and payment of any related prepayment charges) and realized losses on the mortgage loans;

•	adjustments of the interest rates of the underlying notes that bear interest at an adjustable rate and adjustments of the interest rates of the adjustable-rate mortgage loans;

•	whether or not the clean-up call (seller’s option to terminate the trust when notes are 10% or less of original balance) occurs; and

•	whether an event of default occurs under the related indenture.

Each prepayment or liquidation of a mortgage loan will extinguish the excess interest with respect to the mortgage loan. Accordingly, if a securitization trust experiences rapid prepayments or a significant increase of defaults of related mortgage loans (and, in particular, defaults or prepayments on higher coupon mortgage loans), the excess interest generated in the securitization trust can be significantly eroded and in extreme cases extinguished. Excess cash flow can also be significantly reduced if there is a significant upward adjustment in the interest rate index (One-Month LIBOR) of the underlying notes in relation to the rate of interest borne by the related mortgage loans.

Certain factors may influence prepayments and defaults, including interest rate fluctuations, origination and underwriting standards, loan-to-value ratios and delinquency history. The rate and timing of prepayments and defaults on the mortgage loans will be affected by the general economic condition of the area in which the related mortgaged properties are located or the related mortgagor is residing. The risk of delinquencies and losses is greater and voluntary principal prepayments are less likely in regions where a weak or deteriorating economy exists, as may be evidenced by, among other factors, increasing unemployment or falling property values. In addition, defaults and voluntary prepayments of the mortgage loans may be influenced by changes in the mortgagors’ housing needs, unemployment of the mortgagor, employment relocation, servicing decisions, homeowner mobility, the existence and enforceability of “due on sale” clauses or prepayment charges, seasoning of the mortgage loans and market interest rates for similar types of mortgage loans.

Management Policies and Programs

Asset Acquisition and Disposition Policies

We anticipate that from time to time we will obtain additional mortgage assets. We intend to acquire all or substantially all of these mortgage assets from AHL as a contribution of additional capital. We currently anticipate that the mortgage assets that we obtain will principally consist of assets eligible to be held by real estate investment trusts. We currently anticipate that AHL will service the mortgage loans during the period of time the loans are owned by us prior to securitization in a manner consistent with secondary market standards.

Capital and Leverage Policies

To the extent that our board of trustees determines that additional funding is required by us, we may raise these funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code requiring the distribution by a real estate investment trust of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

We do not currently intend to incur any significant indebtedness other than securitization bond financing and warehouse credit facility financing. However, our organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we might incur.

In connection with our execution of securitization transactions, we may enter into warehouse transactions with lenders to finance the related mortgage loan pool during the period of time that we own the mortgage loans prior to securitization. AHL may agree to guarantee our obligations under the interim warehouse. In addition, we may also agree to guarantee the indebtedness of AHL under any outstanding warehouse line that AHL may have with that warehouse lender. The indebtedness of AHL, on one hand, and our indebtedness, on the other hand, may provide that a default under the obligations of one of the borrowers constitutes a default of the other borrower, and that the mortgage loans pledged to secure the obligations of one borrower also constitute security against the borrowings of the other borrower. We presently contemplate along with AHL that any such guarantee by us will expire upon repayment of its interim warehouse line.

Credit Risk Management Policies

We intend that each mortgage loan that we acquire from AHL for securitization will be originated in the ordinary course of AHL’s real estate lending activities based on the underwriting standards generally applied at the time of origination for AHL’s own account. We intend to execute securitization transactions composed of these portfolios of mortgage loans, and we do not currently plan to hold mortgage loans directly for any extended period of time. We may choose, at any time subsequent to our acquisition of retained interests, to dispose of any retained interest for any reason, including as a result of the deterioration of the underlying mortgage pool.

Conflict of Interest Policies

Because of the nature of our relationship with Accredited and AHL, it is likely that conflicts of interest will arise with respect to certain transactions, including without limitation, our acquisition of mortgage assets from, or disposition of mortgage assets to, Accredited or AHL and in the execution of securitization transactions. It is our policy that the terms of any financial dealings with Accredited or AHL will be consistent with those available from third parties in the mortgage lending industry.

Conflicts of interest between us and Accredited and AHL may also arise in connection with making decisions that bear upon the credit arrangements that Accredited or AHL may have with a borrower. Conflicts could also arise in connection with actions taken by AHL as a controlling person in us. It is our intention and the intention of AHL and Accredited that any agreements and transactions between us, on the one hand, and Accredited and AHL, on the other hand, are fair to all parties and are consistent with market terms for such types of transactions. There can be no assurance that any such agreement or transaction will be on terms as favorable to us as would have been obtained from unaffiliated third parties.

There are no provisions in our Declaration of Trust limiting any of our officers, trustees, security holders or affiliates from having any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or from engaging in acquiring, holding and managing mortgage assets. As described in this Annual Report on Form 10-K, it is expected that Accredited and AHL will have direct interests in transactions with us (including without limitation the contribution of mortgage assets to us and the servicing of the mortgage loans by AHL); however, it is not currently anticipated that any of our officers or trustees will have any interests in these mortgage assets.

Other Policies

We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in order to satisfy the requirements for exemptive relief from regulation under the Investment Company Act, we may be subject to restrictions on our operations, including on our ability to acquire certain types of mortgage assets.

We may, under certain circumstances, purchase our Series A Preferred Shares in the open market or otherwise. We have no present intention of repurchasing any shares of beneficial interest, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a real estate investment trust.

We currently intend to make investments and operate our business at all times in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a real estate investment trust. However, future economic, market, legal, tax or other considerations may cause our board of trustees, subject to any necessary approval by a majority of the independent trustees, to determine that it is in our best interests and our shareholders best interests to revoke our real estate investment trust status.

Servicing

Our mortgage loans are serviced by AHL both during the time that they are owned by us and after they have been transferred to the related securitization trust. We refer to AHL in its role as servicer is as the “Servicer.” As compensation for its services, the Servicer is entitled to receive a fee equal to 0.5% per annum on the outstanding principal balance of the loans serviced, plus the miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

The Servicer is required to service the mortgage loans using the same care as it customarily employs in servicing and administering mortgage loans for its own account, in accordance with accepted mortgage servicing practices of prudent lending institutions. The Servicer collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the mortgage loans it services. The Servicer also provides accounting and reporting services for these mortgage loans. The Servicer follows such collection procedures as are customary in the industry, including contacting delinquent borrowers and supervising foreclosures and property disposition in the event of un-remedied defaults. The Servicer may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies. The Servicer may from time to time subcontract all or a portion of its servicing obligations to unrelated third parties. The Servicer generally will not, in connection with subcontracting any of its servicing obligations, be discharged or relieved in any respect from its servicing obligations.

The Servicer is required to pay all expenses related to the performance of its duties as servicer. The Servicer is required to make advances of taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan serviced by it, unless it determines that these advances are non-recoverable from the mortgagor, insurance proceeds or other sources with respect to the mortgage loan. If such advances are made, the Servicer generally will be reimbursed on a priority basis out of proceeds related to such mortgage loan. The Servicer also will be entitled to reimbursement for expenses incurred by it in connection with the liquidation of defaulted mortgage loans serviced by it and in connection with the restoration of mortgaged property. The Servicer may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with its servicing practices.

Competition

We do not engage in the business of originating mortgage loans. We acquire mortgage assets contributed by AHL. Accordingly, we do not directly compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring our mortgage assets, but could be affected by developments in those markets.

Tax Status

We intend to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, we generally will not be subject to federal income tax on our net income (excluding capital gains) provided that we distribute annually 100% of our taxable income to our shareholders, meet certain organizational, stock ownership and operational requirements and meet certain income and asset tests. To remain qualified as a REIT, we must (a) distribute each year at least 90% of our “REIT taxable income” (not including capital gains) for that year to our shareholders, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year we fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

There are two income tests that we must satisfy for each taxable year.

•	At least 75% of our gross income (excluding income from certain prohibited transactions) must be from interest on obligations secured by mortgages on real property or on interests in real property, gains from the sale or other disposition of real property (including interests in mortgages on real property), and certain other sources; and,

•	At least 95% of our gross income (excluding income from prohibited transactions) must be from income included under the 75% income test, other interest, dividends, and gains from the sale or other disposition of certain stocks and securities.

There are three relevant asset tests that must be satisfied by us at the close of each quarter of our taxable year.

•	At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items, and government securities;

•	Not more than 25% of our total assets may be represented by securities other than those in the 75% asset class; and

•	The value of any one issuer’s securities included in the 25% asset class may not exceed 5% of the value of our total assets and we may not own more than 10% of the total voting power or value of the outstanding securities of any one issuer.

The stock ownership test has two components. At least 100 persons must hold shares of our capital stock for at least 335 days of the year and no more than 50% of our capital stock may be owned directly or indirectly by five or fewer individuals during the last six months of our taxable year.

During 2004, we met the requirements of the gross income, distribution and asset tests. All other tests do not apply to us until 2005.

Employees

We have five executive officers and nine additional non-executive officers. We do not have any employees beyond our management personnel. Each of our officers is currently also an officer of Accredited. We maintain corporate records that are separate from those of Accredited and Accredited’s other affiliates.

Administrative and Servicing Agreement

We are a party to an intercompany administration and servicing agreement with AHL whereby we compensate AHL for loan servicing, treasury, accounting, tax and other administrative services provided by AHL. We pay to AHL a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced by it, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable at an annual rate equal to the Six-Month LIBOR plus 1.0%.

Executive Officers

Our executive officers and their ages as of December 31, 2004 are as follows:

James A. Konrath, 58, has served as our Chairman of the Board and Chief Executive Officer since REIT’s formation in May 2004. Mr. Konrath also co-founded Accredited and has served as the Chairman of the Board and Chief Executive Officer of Accredited since its formation in 1990. In addition, Mr. Konrath served as Accredited’s President from 1990 to 1998. Prior to founding Accredited, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969.

Ray W. McKewon, 56, has served as our Executive Vice President, Secretary and a trustee since our formation in May 2004. Mr. McKewon also co-founded Accredited and has served as Accredited’s Executive Vice President, Secretary and a director since its formation in 1990. From 1980 to 1990, Mr. McKewon was a managing partner of the Enterprise Management Company, a venture capital firm that he co-founded. Mr. McKewon earned his Bachelor of Science degree in Mathematics and his Bachelor of Arts degree in English from the University of Oklahoma in 1970, and his Masters degree in Business Administration from Pepperdine University in 1975.

Joseph J. Lydon, 46, has served as our President and Chief Operating Officer since the REIT’s formation in May 2004. Mr. Lydon has also served as Accredited’s President and Chief Operating Officer since May 1998 and as a director since July 2004. From February 1997 until that time, Mr. Lydon was Accredited’s Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991.

John S. Buchanan, 49, has served as our Chief Financial Officer since the REIT’s formation in May 2004. Mr. Buchanan has also served as Accredited’s Chief Financial Officer since April 2001. Prior to joining Accredited, Mr. Buchanan was Controller of GreenPoint Credit, a non-prime consumer finance entity, from 1998 to 2001. There, Mr. Buchanan was responsible for accounting, planning, financial analysis, cash management and facilities. From 1992 to 1998, Mr. Buchanan was Senior Vice President and Chief Financial Officer of GreenPoint Credit’s predecessor, BankAmerica Housing Services. From 1981 to 1990, Mr. Buchanan worked for Security Pacific Financial Services, Inc. where he ultimately became Vice President of Financial Planning and Analysis. Mr. Buchanan earned his Bachelor of Science degree in Business in 1978 from San Diego State University.

David E. Hertzel, 50, has served as our General Counsel since the REIT’s formation in May 2004. Mr. Hertzel has also served as Accredited’s General Counsel since December 1995. Mr. Hertzel is responsible for regulatory compliance, licensing and qualification, corporate record-keeping, litigation, contract negotiation and all other legal matters. Prior to joining Accredited, Mr. Hertzel was Vice President and Senior Counsel of American Residential Mortgage Corporation, from 1991 to 1994. From 1988 to 1991, he was Vice President and Senior Counsel of Imperial Savings Association. Mr. Hertzel earned his Juris Doctor degree from the University of Utah College of Law in 1980 and is a member of the State Bar of California.

Each of these individuals is also an executive officer of Accredited.

Executive Offices

Our principal executive offices are located at 15090 Avenue of Science, San Diego, California 92128 (telephone number (858) 676-2100).

Access to SEC Filings

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Although we do not maintain our own website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished by us pursuant to the Securities Exchange Act of 1934 will be accessible at no cost on Accredited’s website, http://www.accredhome.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings will also be accessible on the SEC’s website, http://www.sec.gov.

Risk Factors That May Affect Future Results and Accredited’s Guarantee of Our Series A Preferred Shares

You should carefully consider the following risks, together with other matters described in this Form 10-K in evaluating our business and prospects. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 5 of this Form 10-K.

Risks Related to REIT’s Business

The distributions to be received by us with respect to our securitized mortgage pools are uncertain.

The timing and amount of distributions to us with respect to securitized mortgage pools is not fixed and will be determined by the rate and timing of principal payments on the related mortgage loans (including prepayments and collections upon defaults, liquidations of the mortgage loans and payment of any prepayment charges), by the rate and timing of realized losses on the mortgage loans and by adjustments of the interest rates of certain classes of the underlying notes and adjustments of the interest rates of the mortgage loans.

The distributions to be received by us with respect to the securitized mortgage pools are subordinated in right of payment to the securitization noteholders and to other fees and expenses of the underlying securitization trust.

Payments on the mortgage loans in each mortgage pool will be available to make distributions to us only after payment of servicing fees, trustee fees, administrative fees, payment of other related specified expenses and reimbursements and payment of interest due to the securitization noteholders. Consequently, the amount of excess cash flow distributable to us is extremely sensitive to losses on the related mortgage loans (and the timing thereof), because certain amounts of realized losses with respect to a mortgage pool will be absorbed in the first instance by us, either by reduction in amounts otherwise to be received by us or by a reduction in the amount of over-collateralization provided to the securitization noteholders by the mortgage loans in the related mortgage pool. Any such reduction in the amount of over-collateralization to a level below the applicable required over-collateralization amount will be borne by us, because any amounts otherwise available for distribution to us will be distributed instead to the securitization noteholders to restore the reduced amount of over-collateralization to the applicable required over-collateralization amount.

Certain decisions by AHL or us, including, but not limited to, decisions regarding whether we exercise the clean-up call and whether or not certain principal and interest advances or servicing advances are non-recoverable, may also impact the availability of cash flow to us. In addition, amounts otherwise to be received by us may be reduced by the right of the securitization noteholders to recover the amount of interest not paid because of the application of the applicable available funds cap rate.

The rate of prepayments and defaults on the mortgage loans in a mortgage pool will affect the timing and amount of cash flow that we will receive.

The amount of cash flow that we will receive with respect to a securitized mortgage pool will be sensitive to the rate and timing of principal payments and realized losses on the related mortgage loans in the related mortgage pool. The amount of cash flow to us in respect of excess interest will be negatively affected by a rapid rate of principal payments and realized losses on the related mortgage loans, and the amount of distributions thereon in respect of excess interest will decrease more significantly as a result of principal payments and realized losses on the related mortgage loans with relatively high interest rates. If an underlying securitization trust were terminated as a result of the exercise of the related clean-up call or an event of default under the related indenture, we would not be entitled to any further payments in respect of excess interest. There can be no assurance that the holder of the clean-up call for each securitization trust will not exercise it at the earliest opportunity.

A rapid rate of principal payments on such mortgage loans would have the effect of accelerating payments in respect of principal collections to us, and a slow rate of payment would have the effect of decelerating these payments. Generally, we will not be entitled to receive the entire cash flow with respect to a securitized mortgage pool prior to the date on which the related over-collateralization target has been achieved or if a trigger event has occurred and is continuing with respect to that mortgage pool. Realized losses on the related mortgage loans will have the effect of reducing the over-collateralization in the related mortgage pool, and therefore reduce the amount ultimately distributable to us, although the application of excess interest may restore a reduction in the over-collateralization amount. There can be no assurance that excess interest will be available for this purpose.

The terms of certain mortgage loans provide for payment by the related mortgagor of a prepayment charge in limited circumstances on certain prepayments. Any prepayment charges paid in respect to the mortgage loans in a mortgage pool will be used to make required payments by the related securitization trust, and any funds in excess thereof will be distributed to us. Generally, each prepayment charge only remains applicable with respect to the related mortgage loan for a limited period of time. In addition, under certain instances, the payment of any otherwise applicable prepayment charge may be waived by AHL, as the underlying servicer.

The securitized mortgage loans may include mortgage loans with LTVs in excess of 80%, which may present a greater risk of loss.

A portion of the mortgage loans in each mortgage pool had an LTV at origination in excess of 80% and is not covered by a primary mortgage insurance policy. Mortgage loans with higher LTVs may present a greater risk of loss. There can be no assurance that the LTV of any mortgage loan determined at any time after origination is less than or equal to its original LTV.

The over-collateralization requirement of each securitization trust will affect the rate and timing of distributions to be received by us.

Each securitized mortgage pool is subject to an over-collateralization requirement. The required over-collateralization amount for each underlying securitization trust will be determined as set forth in the related underlying indenture and sale and servicing agreement. No payments will be received by us with respect to a mortgage pool until the then-applicable required over-collateralization amount has been reached and maintained.

The related required over-collateralization amount with respect to a securitization trust may be permitted to decrease, subject to certain conditions specified in the related indenture and sale and servicing agreement. If such conditions have been satisfied, collections of principal that would otherwise be distributed as a payment of principal to the related securitization noteholders will instead be received by us. Conversely, if at any time certain delinquency and/or loss levels are exceeded with respect to a mortgage pool, there will be a delay in the reduction of the related required over-collateralization amount or there may be an increase in the related required over-collateralization amount. There may be significant periods during which no or limited distributions will be made on the retained interests to us.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of our securitized loans subject to portfolio based accounting, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See discussion under Market Risk under “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The distributions to us may be subject to basis risk in the difference between One-Month LIBOR and Six-Month LIBOR.

Certain of the underlying securitization trusts have been structured such that a group of adjustable-rate mortgage loans collateralize a class of variable-rate notes. These notes have interest rates based upon One-Month LIBOR, while the interest rates on the related mortgage loans are based upon Six-Month LIBOR, subject to periodic adjustments and limitations on such adjustments. In a rising interest rate environment, the interest rates on the notes may rise more quickly than the interest rates of the mortgage loans. As a consequence, cash flow resulting from excess interest on the mortgage loans, and accordingly, amounts distributable to us may be substantially reduced. The interest payments payable on the notes are generally subject to an available funds cap rate. If a rising interest rate environment, or a disproportionately high rate of prepayments (including prepayments and collections upon defaults, liquidations) and realized losses on the mortgage loans in the related mortgage pool with relatively high interest rates, causes the interest rate on the related notes to equal the available funds cap rate applicable thereto, then no excess interest will be generated by the portion of each underlying securitization trust represented by the principal balance of the related notes.

The notes that are subject to basis risk shortfalls as described above will be entitled to recover the amount of any such shortfalls, with interest thereon, to the extent that excess cash flow or other amounts become available to fund such recovery. Any amounts paid directly or indirectly from excess cash flow to the securitization noteholders in respect of any such shortfalls will reduce the excess interest amounts that would otherwise be distributable to us and may reduce the amount of over-collateralization release that would otherwise be available to us.

The available funds cap rate applicable to each of the underlying notes subject to such a ceiling is generally calculated with reference to the weighted average of the interest rates of the mortgage loans in the related mortgage pool, net of servicing and trustee fees and mortgage or bond insurance premiums.

Other underlying securitization trusts have been structured such that a group of fixed- and adjustable-rate mortgage loans collateralize a class of variable-rate notes. The cash flow distributed to us under this structure is also subject to the basis risk described above, to the extent of the adjustable-rate mortgage loans, and the basis risk created by issuing variable-rate notes collateralized by fixed-rate mortgage loans. As market interest rates rise, the interest rate on the senior notes rises, but the interest rate on the fixed-rate mortgage loans remains constant, thereby reducing the excess interest available for distribution to us.

The geographic concentration of the mortgaged properties securing the securitized mortgage loans may create risks of greater losses associated with adverse conditions that may arise in areas of concentration.

The mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type loans, and may increase substantially. In addition, properties located in California may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, floods, mudslides and other natural disasters. As of December 31, 2004, 33% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California.

The securitized mortgage loans are underwritten to standards that generally do not conform to the credit criteria required by Fannie Mae and Freddie Mac, and therefore may experience higher levels of delinquencies and losses.

In general, AHL originates and acquires mortgage loans that do not meet the credit criteria required by Fannie Mae and Freddie Mac. These “nonconforming” mortgage loans may tend to exhibit higher levels of delinquency and loss than mortgage loans, which conform to the requirements of Fannie Mae and Freddie Mac. The interest rates and the LTVs for such mortgage loans are established at levels designed to compensate for and offset the increased delinquency, foreclosure and loss risks presented by such loans. No assurances can be given, however, that the loans in any underlying securitization trust will not exceed expected delinquency, foreclosure and loss levels and adversely affect the amount and value of the cash flow to be received by us.

The diversification of our property is limited, and the liquidation of a mortgage pool after the occurrence of an event of default could greatly reduce or even eliminate the amount distributable to us.

Although our assets consists primarily of the right to receive cash flows from mortgage pools and we benefit from the diversification of risks associated with the mortgage pools, the mortgage pools contain mortgage loans originated or acquired by AHL under AHL’s underwriting standards and serviced by AHL as servicer. Accordingly, any benefits arising from the diversification of holdings of our property will be limited. Furthermore, there is no cross-collateralization between the underlying securitization trusts.

We may be adversely affected by litigations to which we or Accredited may become a party.

We may in the future become a defendant in lawsuits, which seek to recover substantial amounts from us. No assurances can be given that we will be able to successfully defend all or any of such lawsuits, and adverse results in one or more of such lawsuits could have a material adverse effect on us.

If we fail to maintain our status as a real estate investment trust, we will be subject to federal or state income tax on taxable income at regular corporate rates.

We were organized to qualify for taxation as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). We have conducted, and intend to continue to conduct, our operations so as to qualify as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. For instance, in order to qualify as a real estate investment trust, no more than 50% of the value of our outstanding shares of beneficial interest may be beneficially owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) (the “Ownership Test”) during the last six months of our taxable year. Furthermore, each year we must distribute to our shareholders at least 90% of our taxable income (the “Annual Distribution Requirements”). We cannot assure you that we will at all times satisfy these rules and tests.

If we were to fail to qualify as a real estate investment trust in any taxable year, as a result of a determination that we failed to meet the Ownership Test, the Annual Distribution Requirement or any other requirement, we would be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which the qualification is lost. This treatment would reduce our net earnings and cash flow available for distribution to shareholders. Additionally, distributions to shareholders would no longer be required to be made by us. Accordingly, our failure to qualify as a real estate investment trust could have a material adverse impact on our financial results and the value of our Series A Preferred Shares.

Moreover, in order to satisfy the Ownership Test, our Declaration of Trust establishes certain ownership restrictions on our shares of beneficial interest. For example, no individual (as described above) may beneficially own more than 9.8% of our value. Even with this restriction, depending on the concentration of ownership of Accredited’s stock and the relative value in our common and preferred shares, it is possible that AHL’s ownership of our common shares would cause us to fail to satisfy the Ownership Test. In such a situation, the Declaration of Trust would require that the number of our common shares held by AHL, which causes us to fail to satisfy the Ownership Test be transferred to a charitable trust at a price no greater than the fair market value of our common shares as of such date, and Accredited would have no future beneficial interest in such common shares (including the right to vote or receive dividends on such common shares).

Our shareholders may be adversely affected by our ownership of residual interests in taxable mortgage pools.

We have completed securitizations of mortgage loans using a taxable mortgage pool structure and have retained the residual interest in these securitizations. The U.S. Treasury Department has authority to issue regulations treating a portion of the income from a residual interest in a taxable mortgage pool held by a real estate investment trust as “excess inclusion” income as defined in Section 860E of the Internal Revenue Code. The U.S. Treasury Department has yet to exercise that authority. Under such circumstances, it is likely that the REIT’s shareholders would be subject to tax on their allocable share of the REIT’s excess inclusion income. If so, our shareholders generally would not be able to offset their share of excess inclusion income with any current, carryforward or carryback net operating losses. In addition, it is likely that tax exempt entities that own shares in us would be required to treat their allocable share of excess inclusion income as unrelated business taxable income. Further, any portion of our dividends paid to foreign shareholders that is allocable to excess inclusion income would not be eligible for exemption from the 30% withholding tax (or reduced treaty rate) on dividend income. Finally, if our shares are held or acquired by “disqualified organizations” as defined in Section 860E, then we would be subject to an entity level tax on the excess inclusion amount allocated to such shareholders, at the highest rate of tax imposed on corporations. If imposed, such entity level tax would be deductible to the REIT. It is possible that we will continue to use the taxable mortgage pool structure in our future securitizations.

The early termination of an underlying securitization trust could substantially reduce or even eliminate the amount of distributions that would otherwise be received by us.

Upon exercise of clean-up call. Each securitization trust is structured such that, when the aggregate outstanding principal balance of the mortgage loans in the related mortgage pool has declined to a level less than or equal to a specified amount (typically 10%) of the original aggregate principal balance, then a specified party has the option to purchase the remaining mortgage loans from the trust, causing the securitization trust to call its outstanding notes and terminate the trust. The party holding this option is AHL, in the case of securitization transactions executed by AHL, and us, in the case of transactions executed by us. There can be no assurance that the holder of the clean-up call for each securitization trust will not exercise it at the earliest opportunity.

Upon declaration of event of default. In addition, the indenture with respect to each series of securitization notes issued by a securitization trust includes events of default which, if they occur and are not cured within the applicable cure period, entitle the related controlling party to declare an event of default and cause the trustee to liquidate the mortgage loans.

If a clean-up call were exercised or if a mortgage pool were liquidated as a result of and declaration of an event of default, we would only be entitled to receive that portion of the proceeds on the mortgage loans not required to make payment in full of the principal and accrued and unpaid interest to the securitization noteholders, plus any unpaid fees and expenses of the servicer and the trustees, and any unpaid amounts owed to the note insurer. There can be no assurance that any such amount would not be substantially less than the amount that would otherwise be distributable to us had such clean-up call or liquidation not occurred.

Risks Relating to the Terms of REIT’s Series A Preferred Shares

The timing and amount of contributions of additional assets to us by our parent are uncertain, and our existing assets may not generate sufficient funds to pay the preferred dividend.

AHL, our parent, intends to contribute pools of mortgage loans from time to time to us, which will be subject to warehouse indebtedness, in order to facilitate securitization transactions to be executed by us. AHL intends to contribute these pools of mortgage loans as is required by the level of originations of mortgage loans by AHL, among other factors. To the extent that the market for whole loans provides execution on more favorable terms than securitization, it is possible that the securitizations executed by us will consist of smaller pools and will be executed less frequently than would otherwise be the case. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act; in order to satisfy the requirements for exemptive relief from regulation under the Investment Company Act, we may be subject to restrictions on our operations, including our ability to acquire certain types of mortgage assets. Notwithstanding AHL’s intention to contribute mortgage assets to us, it is under no obligation to do so.

The Series A Preferred Shares rank subordinate to claims of our creditors and equally with any other parity shares we may issue, and the Series A Preferred Shareholders’ ability to receive dividends or the liquidation preference is therefore limited.

The Series A Preferred Shares rank subordinate to all claims of our existing and future creditors. As a result, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding, the holders of our indebtedness will be entitled to be paid in full in cash before any payment may be made to holders of the Series A Preferred Shares. We may incur substantial indebtedness in the future.

In addition, with the approval of a majority of our Board of Trustees and obtaining the approval of a majority of our independent trustees, we may issue authorized parity shares at any time in the future without your consent or approval. Accordingly, if:

•	we do not have funds legally available to pay full dividends on our Series A Preferred Shares and any other parity shares we may issue; or

•	we do not have funds legally available to pay the full liquidation value of our Series A Preferred Shares and any parity shares in the event of our liquidation, dissolution or winding up,

then any funds that are legally available to pay such amounts will be paid pro rata to holders of our Series A Preferred Shares and any of our parity shares then outstanding.

The guarantee of the Series A Preferred Shares is subordinate to claims of Accredited’s creditors and effectively subordinated to the creditors of Accredited’s subsidiaries.

Accredited’s guarantee of the Series A Preferred Shares ranks behind all of its existing and future indebtedness. As a result, upon any distribution to Accredited’s creditors in a bankruptcy, liquidation or reorganization or similar proceeding, the holders of indebtedness of Accredited will be entitled to be paid in full in cash before any payment may be made to holders of the Series A Preferred Shares under the guarantee.

The guarantee also will effectively rank junior to all liabilities of Accredited’s subsidiaries, including AHL. Accredited is a holding company and its assets consist primarily of investments in its subsidiaries. Substantially all of the consolidated liabilities of Accredited have been incurred by its subsidiaries. Therefore, Accredited’s rights to participate in the distribution of assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to prior claims of the subsidiary’s creditors, including trade creditors, except to the extent that Accredited may itself be a creditor with recognized claims against the subsidiary (in which case the claims of Accredited would still be subject to the prior claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary that is senior to that held by Accredited).

The guarantee is an obligation exclusively of Accredited. Accredited’s ability to make payments on the guarantee is dependent primarily upon the earnings of its subsidiaries and the distribution or other payment of such earnings to Accredited in the form of dividends, loans or advances and repayment of loans and advances from Accredited. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the guarantee or to make any funds available therefore, whether by dividends, loans or other payments. The payment of dividends, or the making of loans and advances to Accredited by its subsidiaries, may be subject to statutory or regulatory restrictions, is contingent upon the earnings of those subsidiaries and is subject to various business considerations.

At December 31, 2004, the guarantee would have been effectively subordinated to approximately $6.2 billion of indebtedness, including warehouse and securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

Holders of our Series A Preferred Shares have very limited voting rights and, except in limited circumstances, will not be able to elect trustees or influence other matters submitted to a vote of our shareholders.

Although our Series A Preferred Shares have voting rights, these voting rights are very limited. All series of our preferred shares that provide for such voting rights will have the right to collectively in the aggregate cast 15% of the votes cast by shareholders on all matters put to our shareholders. This voting right will be allocated among the preferred shares according to their liquidation preference. The holders of the common shares will have the right to cast 85% of the votes. AHL currently holds all of our outstanding common shares of beneficial interest and, accordingly, controls enough voting power to determine the outcome of matters submitted to a vote of our shareholders, including the election of trustees.

Whenever dividends on any of the Series A Preferred Shares or any series of preferred shares ranking on a parity as to the payment of dividends with the Series A Preferred Shares shall be in arrears for six or more quarterly periods (whether consecutive or not), the holders of such Series A Preferred Shares (voting separately as a class with all other series of our preferred shares ranking on a parity with the Series A Preferred Shares as to the payment of distributions and the distribution of assets upon liquidation upon which like voting rights have been conferred and are exercisable) will be entitled to vote for the election of a total of two additional members of our Board of Trustees. In addition, the Series A Preferred Shares will have the right to participate in the vote of all matters put to the preferred shares voting as a class, such vote to be determined by reference to their liquidation preference.

In addition, all of our trustees and officers are also directors and/or officers of Accredited and may conduct our business in a manner that serves Accredited’s interests better than the interests of holders of the Series A Preferred Shares.

There may be adverse effects from Accredited’s ownership of all of our common shares.

Accredited is involved in virtually every aspect of our existence. AHL is the sole holder of our common shares of beneficial interest and acts as servicer of the securitized mortgage loans. In addition, all of our officers and trustees are also officers and/or directors of Accredited. As the holder of all of our outstanding common shares of beneficial interest, except in limited circumstances, AHL will have the right to elect all of our trustees, including the independent trustees.

Accredited may have interests which are not identical to ours. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, our acquisition of mortgage loans from AHL; servicing of mortgage loans; future dispositions of mortgage loans; and the provision by AHL of advisory services to us. It is our intention and that of Accredited that any agreements and transactions between us, on the one hand, and Accredited and/or its affiliates, on the other hand, are fair to all parties and consistent with market terms, including the servicing of mortgage loans. However, there can be no assurance that such transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

We may fail to qualify as a real estate investment trust, which would permit us to redeem the Series A Preferred Shares under certain circumstances.

We intend to be owned, organized and operated so as to qualify as a real estate investment trust under the Internal Revenue Code. Although we believe that we will be owned and organized and will operate in such a manner, it is not certain that we will be able to become and remain qualified as a real estate investment trust for federal income tax purposes. Our qualification as a real estate investment trust depends on, among other factors, the distribution annually of at least 90% of our taxable income, determined before any deduction for dividends paid and excluding any net capital gains, the nature of our assets, the manner of our operation, our organization, our capital structure and the ownership of our equity. Qualification as a real estate investment trust involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the satisfaction of various requirements not entirely within our control. No assurance can be given that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification in a way that would materially and adversely affect our ability to qualify as a real estate investment trust. Any such new legislation, Treasury regulation, interpretation or decision could be the basis of a tax event that would permit us to redeem our Series A Preferred Shares, subject to certain conditions, for the amount of the liquidation preference per share of our Series A Preferred Shares plus accrued and unpaid dividends to, but excluding, the redemption date.

Although we intend to be owned, organized and operated in a manner that allows us to qualify and remain qualified as a real estate investment trust, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interests and the best interests of holders of our common shares of beneficial interest and preferred shares to revoke our election to be treated as a real estate investment trust. Any such determination by us may be made without shareholder approval but, as long as any shares of the Series A Preferred Shares are outstanding, will require the prior approval of a majority of our Independent Trustees.

Recent changes as well as possible future changes to federal tax laws could make stock in non-REIT corporations more attractive to investors than stock in real estate investment trusts and thereby negatively affect the value of and market for the Series A Preferred Shares.

We may redeem our Series A Preferred Shares upon the occurrence of a tax event or an investment company event, subject to additional conditions.

At any time following the occurrence of a tax event or an investment company event, even if such tax event or investment company event occurs prior to September 30, 2009, we will have the right but not the obligation to redeem our Series A Preferred Shares in whole for an amount equal to the liquidation preference per share, plus accrued and unpaid dividends, if any, to, but excluding, the date of redemption, subject to certain additional conditions. The occurrence of a tax event or an investment company event will not, however, give a shareholder any right to require us to redeem our Series A Preferred Shares. A tax event will generally occur if we receive an opinion of counsel to the effect that, as a result of a judicial decision or official administrative pronouncement, ruling or regulatory procedure or as a result of changes in the tax laws, regulations or related official interpretations, there is a more than insubstantial risk that dividends with respect to our shares of beneficial interest will not be fully deductible by us or we will be subject to more than a de minimus amount of additional taxes or governmental charges. An investment company event generally will occur if we receive an opinion of counsel to the effect that there is more than an insubstantial risk that we are or will be considered an “investment company” within the meaning of the Investment Company Act as a result of any judicial decision, any pronouncement or interpretation, the adoption or amendment of any law, rule or regulation, any notice or announcement by any U.S. legislative body, court, governmental agency or regulatory authority, in each case after the initial issuance of Series A Preferred Shares.

The ownership limitations and restrictions on transfer relating to the Series A Preferred Shares could have adverse consequences to us.

In order to facilitate our compliance with the requirements to qualify as a real estate investment trust under the Internal Revenue Code, our Declaration of Trust contains certain ownership limitations and transfer restrictions relating to the Series A Preferred Shares. The Declaration of Trust provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% (the “Aggregate Share Ownership Limit”) of the value of our outstanding common and preferred shares of beneficial interest. In addition, the Declaration of Trust further prohibits (a) any person from beneficially or constructively owning shares of beneficial interest of us that would result in us being “closely held” under Section 856(h) of the Internal Revenue Code or otherwise cause us to fail to qualify as a real estate investment trust and (b) any person from transferring our shares of beneficial interest if such transfer would result in our shares of beneficial interest being owned by fewer than 100 persons. Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of our shares of beneficial interest that will or may violate any of the foregoing restrictions on transferability and ownership is required to give notice immediately to us and provide us with such other information as we may request in order to determine the effect of such transfer on our status as a real estate investment trust. The Aggregate Share Ownership Limit does not apply to the common shares owned, directly or indirectly, by AHL.

If any transfer of our shares of beneficial interest or any other event occurs which, if effective, would result in any person beneficially or constructively owning our shares of beneficial interest in excess or in violation of the above transfer or ownership limitations (a “Prohibited Owner”), that number of our shares of beneficial interest, the beneficial or constructive ownership of which otherwise would cause such person to violate such limitations (rounded to the nearest whole share) will be transferred to a charitable trust and in such event the Prohibited Owner will not be entitled to benefit economically from such shares, will not be entitled to rights to dividends in respect of such shares and will not possess any rights to vote or other rights attributable to such shares.

Whether or not a holder of Series A Preferred Shares is or becomes a Prohibited Owner will depend both on the number of shares owned by such holder and the relative values of our common and preferred shares. Fluctuations in the relative value of our common shares, the Series A Preferred Shares and any other preferred shares then outstanding could cause a holder of Series A Preferred Shares to inadvertently become a Prohibited Owner, which could have negative economic and other consequences to such holder. Our common shares are not publicly traded and establishing their value may be difficult. If it were determined by the Internal Revenue Service, and subsequently upheld by a court or other administrative body that our valuation was unreasonable, and because of the valuation error we were to become closely held, we would cease to qualify as a real estate investment trust under the Internal Revenue Code and would be subject to corporate level tax.

ITEM 2. Properties

We do not own or lease any properties and our primary executive offices are used primarily by our affiliates. Because we do not have any of our own employees who are not also employees of Accredited or AHL, we do not need office space for such employees. All of our officers are also officers of Accredited or AHL and perform their services from office space owned or leased by Accredited or AHL, as applicable.

ITEM 3. Legal Proceedings

We are not currently the subject of any litigation. We are not currently involved in nor, to our knowledge, currently threatened with any material litigation with respect to the assets included in our portfolio.

Legal proceedings to which Accredited is a party are described in its annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

Our common stock is 100% owned by AHL and is not listed on any securities exchange. Our 9.75% Series A Perpetual Cumulative Preferred Shares began trading on the NYSE under the symbol “AHH PrA” on September 3, 2004. On March 18, 2005, the last reported sale price of our preferred shares on the NYSE was $26.26. As of March 18, 2005, there was one shareholder of record of our preferred shares. As of February 24, 2005, there were approximately 3,291 beneficial holders of our preferred shares.

Dividends

During 2004, we declared and paid a third quarter cash dividend of $0.3317 per share of our 9.75% Series A Perpetual Cumulative Preferred Shares and a fourth quarter cash dividend of $0.609375 per share on our 9.75% Series A Perpetual Cumulative Preferred Shares. During 2004, we also declared and paid a year-end cash dividend of $500 per share on our common shares. Please see discussion under Dividend Policy in “Item 1. Business” for a description of our policies regarding dividends.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of December 31, 2004, we were in compliance with the covenants applicable to 2004.

Recent Sale of Unregistered Securities

On May 4, 2004, in connection with our formation, we sold to AHL 100,000 shares of our common shares for $1,000 in a private placement under Section 4(2) of the Securities Act.

Use of Proceeds from Public Offerings

In August 2004, we sold 3,400,000 shares of our 9.75% Series A Perpetual Cumulative Preferred Shares at an initial public offering price of $25.00 per share pursuant to our registration statement on Form S-3 (File No. 333-117484-01). The effective date of the registration statement was August 9, 2004. The offering was managed by Bear, Stearns & Co. Inc., Friedman, Billings, Ramsey & Co., Inc., and Stifel, Nicolaus & Company, Incorporated. The offering closed on August 12, 2004. On September 14, 2004, we sold an additional 100,000 shares of our 9.75% Series A Perpetual Cumulative Preferred Shares upon the underwriters’ exercise of their over-allotment option. The offering resulted in gross proceeds to us of $87.5 million, of which $2.7 million was applied toward the underwriting discount.

In October 2004, we sold an additional 593,678 shares of our 9.75% Series A Perpetual Cumulative Preferred Shares in a public offering pursuant to our registration statement on Form S-3 (File No. 333-117484-01) and Form S-3MEF (File No. 333-119441-01). The effective date of the registration statement on Form S-3MEF was October 1, 2004. The October 2004 offering was also managed by Bear, Stearns & Co. Inc. and Friedman, Billings, Ramsey & Co., Inc. The preferred shares were sold at a public offering price of $25.2662 per share. The offering closed on October 6, 2004. The offering resulted in gross proceeds to us of $15.0 million, of which $0.5 million was applied toward the underwriting discount.

Other expenses related to these offerings totaled $1.3 million and were not paid directly or indirectly, to any trustee, officers, ten-percent shareholders or affiliates of the REIT. Our net proceeds for these offerings totaled $97.9 million and were primarily used to invest in mortgage assets through securitization transactions.

Payments in respect of the Series A Perpetual Cumulative Preferred Shares are guaranteed, on a subordinated basis, by Accredited.

ITEM 6. Selected Financial Data

The following selected operating and balance sheet data from inception (May 4, 2004) to December 31, 2004 and as of December 31, 2004 have been derived from our audited financial statements, included elsewhere in this report.

You should read the information below along with the other financial information and analysis presented in this report, including the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the related notes included elsewhere in this report.

2004(1)
(dollars in thousands, except per share amounts)
Statement of Operations data:
Interest income	$98,024
Interest expense	$35,671
Provision for losses	$6,536
Net interest income after provision	$55,817
Total net revenues	$56,231
Management fee assessed by parent	$7,181
Net income	$49,050
Basic and diluted earnings per share	$453.94
Balance Sheet data:
Mortgage loans held for investment, net	$4,056,306
Total assets	$4,125,445
Securitization bond financing	$3,954,115
9.75% Series A Perpetual Cumulative Preferred Stock	$4,094
Total stockholders’ equity	$166,124
Other data:
Cash dividends per common share	$500.00
Cash dividends per preferred share	$0.94

(1)	Statement of Operations and Other data is for the period from inception (May 4, 2004) to December 31, 2004. Balance Sheet data is as of December 31, 2004.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 5 of this Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “ITEM 1. Business—Risk Factors That May Affect Future Results and Accredited’s Guarantee of Our Series A Preferred Shares” and elsewhere in this report.

General

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of our outstanding common shares are held by Accredited Home Lenders, Inc. (“AHL”), a wholly-owned subsidiary of Accredited Home Lenders Holding Co., (“Accredited”).

Our intention is to hold all securitized loans and related securitization bond financing activities of AHL in this trust. As discussed in Note 1 to the consolidated financial statements, we acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. We are, therefore, economically and operationally dependent on AHL, and, as such, our results of operation or financial condition may not be indicative of the conditions that would have existed for our results of operations or financial condition if we had operated as an unaffiliated entity.

We intend to elect to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

Our operations generate revenues from interest income over the life of the loans that we have securitized in structures that require financing treatment for accounting purposes. This interest is partially offset by the interest we pay on the bonds that we issue to repay warehouse debt incurred to fund these loans, the fees and expenses of securitization participants, such as the servicer and the trustees, as well as our provision for losses on the loans. The provision for loan losses is generally determined as the amount sufficient to maintain credit loss reserves at a level considered by us to be adequate to cover probable losses in the securitized loan portfolio.

Although the securitizations are legally structured as sales for accounting purposes they are treated as financings under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125. The securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the mortgage loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. Also, AHL, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any mortgage loans securitized through the securitization trust that become troubled. Accordingly, the mortgage loans and securitization indebtedness are included in our balance sheet. We record interest income on the mortgage loans and interest expense on the securities issued from the securitization over the life of the securitization. Our profitability in large part depends on the difference, or spread, between these amounts

We expect our mortgage loan portfolio to grow based on the trend of receiving capital contributions of assets and liabilities from AHL for our quarterly securitizations. To the extent that the contributions of mortgage loans for securitizations by AHL are greater than the rate of payments received on existing securitized mortgage loans, we would expect growth in our total mortgage loan portfolio.

Results Of Operations

Inception (May 4, 2004) to December 31, 2004

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows for the period from inception (May 4, 2004) to December 31, 2004:

(dollars in thousands)
Interest income	$98,024
Interest expense	(35,671)

Net interest income	62,353
Provision for losses	(6,536)

Net interest income after provision	55,817
Other income	414

Total net revenues	$56,231

Average inventory of loans held for investment	$1,336,948
Interest income as a percentage of average inventory of loans held for investment	7.33%

Interest Income and Expense. Interest income totaled $98.0 million and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $35.7 million and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

We currently expect interest income to increase in 2005 from growth in our loan portfolio. We currently expect interest expense to increase in 2005 as our borrowings increase to support our expected growth in our loan portfolio.

The components of our net interest margin are as follows for the period from inception (May 4, 2004) to December 31, 2004:

	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Interest income	$98,024	$1,336,948	7.33%
Interest expense	(35,671)	$1,294,577	(2.76)

Net interest margin	$62,353	$1,336,948	4.66%

Provision for Losses. The provisions for losses is comprised of the following for the period from inception (May 4, 2004) to December 31, 2004:

(dollars in thousands)
Current year provision for loans held for investment	$6,536
Reserve balance on loans held for investment at year end	$54,960
Principal balance loans held for investment at year end	$4,101,982
Reserve balance on loans as a percentage of the principal balance at year end	1.3%

Provision for losses reflects additions to reserves after the loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The 1.3% reserve balance on mortgage loans held for investment as a percentage of the principal balance outstanding at year end is our estimate of the amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses in our securitized loan portfolio.

We currently expect our total provision for losses to increase in 2005 commensurate with our average loan portfolio.

Management Fee Assessed by Parent Company. The management fee assessed by our parent, AHL, for servicing and general and administrative services totaled $7.2 million during 2004 and represents 0.5%, per annum, on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Income taxes. There is no provision for income taxes for 2004 as we dividend all of our taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2005. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is dividended to it at the parent company’s effective tax rate.

Liquidity and Capital Resources

Parent Contributions

During 2004, AHL contributed to us mortgage loans, net of reserves, of $4.4 billion, cash of $26.0 million, and other net assets of $18.2 million, reduced by contributions of aggregate outstanding credit facility balances of $2.8 billion, and securitized bond financings of $1.7 billion, resulting in net capital contributions to us of $69.5 million. AHL may from time-to-time in the future contribute additional capital or other net assets to us.

Preferred Stock Offerings

In August 2004, we closed the public offering of 3,400,000 shares of our 9.75% Series A Perpetual Cumulative Preferred Shares. The preferred shareholders are entitled to receive cumulative dividends of $2.4375 per share annually, which is the equivalent of 9.75% of the $25.00 per share liquidation preference and face value per share. We may not redeem the preferred shares prior to September 30, 2009, except upon the occurrence of a specific tax or investment company event.

In September 2004, the underwriters of the above mentioned public offering purchased an additional 100,000 preferred shares pursuant to the exercise of their over-allotment option. In October 2004, we closed a reopened public offering of 593,678 additional preferred shares. We used the net proceeds from the offerings, which totaled $97.9 million during 2004, primarily to invest in mortgage assets through securitization transactions. At December 31, 2004, the aggregate redemption value of the total preferred shares outstanding was $102.3 million.

On September 9, and December 2, 2004, our board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.3317 and $0.609375 per share, respectively. The $1.2 million and $2.5 million cash dividends were paid on September 30, 2004, and December 31, 2004, to preferred stockholders on record at the close of business on September 15, 2004, and December 15, 2004, respectively.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of December 31, 2004, we were in compliance with the covenants applicable to 2004.

Securitizations

In May 2004, we completed a securitization of $707.2 million of mortgage loans, of which $22.3 million represented upfront over-collateralization. Pursuant to the securitization, two classes of notes were issued totaling $684.9 million, with variable interest rates ranging from One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%. Proceeds from the sale of the notes were $683.2 million, or 99.75% of the original principal balance of the notes sold, before deducting expenses. The notes have a final stated maturity date of July 25, 2034.

In August 2004, we completed a securitization of $1.012 billion of mortgage loans, of which $17.4 million represented upfront over-collateralization. Pursuant to the securitization, six classes of senior notes with fixed rates ranging from 2.90% to 5.25%, five classes of senior notes with variable rates ranging from One-Month LIBOR plus 0.17% to One-Month LIBOR plus 0.60%, five classes of subordinate notes with a fixed rate of 5.25%, and nine classes of mezzanine and subordinate notes with variable rates ranging from One-Month LIBOR plus 0.58% to One-Month LIBOR plus 2.50% were issued totaling $994.8 million. Proceeds from the sale of the notes were $973.3 million. We retained two of the subordinate classes of notes totaling $17.2 million as partial consideration for the sale of the mortgage loans to the trust. The notes have a final stated maturity date of October 25, 2034.

In November 2004, we completed a securitization of $1.047 billion of mortgage loans, of which $22.0 million represented upfront over-collateralization. Pursuant to the securitization, six classes of senior notes, with variable rates ranging from One-Month LIBOR plus 0.15% to One-Month LIBOR plus 0.50%, five classes of subordinated notes, with variable rates ranging from One-Month LIBOR plus 0.58% to One-Month LIBOR plus 1.80%, and one class of subordinated notes, with a fixed rate of 5.25%, were issued totaling $1.025 billion. Proceeds from the sale of the notes were $1.024 billion, or 99.87% of the original principal balance of the notes sold, before deducting expenses. The notes have a final stated maturity date of January 25, 2035.

In February 2005, we completed a securitization of $917.2 million of mortgage loans, of which $13.8 million represented upfront over-collateralization. Pursuant to the securitization, five classes of senior notes with variable rates ranging from One-Month LIBOR plus 0.10% to One-Month LIBOR plus 0.35%, and six classes of subordinated notes with variable rates ranging from One-Month LIBOR plus 0.47% to One-Month LIBOR plus 2.50% were issued totaling $903.5 million. Proceeds from the sale of the notes were $900.1 million, or 99.63% of the original principal balance of the notes sold, before deducting expenses. The notes have a final stated maturity date of April 2035.

Summary of Cash Activity

Cash provided by operating activities of $44.4 million, cash provided by investing activities of $379.8 million, cash capital contributions from AHL of $26.0 million, net proceeds from the preferred stock offerings of $97.9 million and the issuance of securitized bond financing of $2.7 billion during the period from inception (May 4, 2004) to December 31, 2004, were used primarily to pay off outstanding credit facility balances contributed by AHL of $2.8 billion, fund payments on the securitization bond financing of $383.1 million and pay dividends on common and preferred stock of $53.7 million. With the increase in mortgage loans held for investment during 2004, we would expect to have increased cash from operating activities in 2005 from this higher base of interest earning assets.

Credit Facilities

During 2004 we, together with our parent, AHL, had three short-term temporary aggregate warehouse credit facilities. The facilities are collateralized by performing, aged and delinquent loans and bore interest based on One-Month LIBOR. The facilities, generally lasting 14 to 16 days, were used for interim financing of mortgage loans which were contributed by AHL to us and then subsequently securitized with permanent bond financing. Amounts outstanding on the temporary credit facilities during 2004 ranged from $707.3 million to $1.0 billion and represent the amount of loans held for securitization. There were no temporary credit facilities that existed at December 31, 2004. For the February 2005 securitization, we utilized a temporary aggregate facility totaling $917.6 million to finance the loans contributed by AHL until their securitization. It is expected that additional temporary aggregate facilities or direct warehouse facilities together with AHL will be available to us for future securitizations.

Parent Guarantee

Accredited irrevocably and unconditionally has agreed to pay in full to the holders of each share of our Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which we or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on our Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by us and (iii) the liquidation preference, if any, payable with respect to any of our Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

We anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Market Risk

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affect the spread between the rate of interest received on our mortgage loans held for investment and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of loans held for investment and changing the level of loan prepayments, thereby adversely affecting our long-term net interest income.

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on the value of our assets and liabilities. Our management of interest rate risk is intended to mitigate the volatility of earnings associated with fluctuations in the net interest on loans held for investment due to changes in the current market rate of interest.

We use several reports and risk management strategies to monitor, evaluate, and manage the risk profile of our loan portfolio in response to changes in the market risk. We cannot assure you, however, that we will adequately offset all risks associated with our loan portfolio.

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. Five of the securitizations structured as financings have associated interest rate cap agreements. In connection with one of the securitizations structured as financings in 2004, we entered into an interest rate swap agreement. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at their fair value.

We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the hedged asset or liability to ensure that there remains adequate correlation in the hedge relationship. During the third quarter of 2004, we implemented the use of cash flow hedging on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the statement of operations in the period in which the changes occur or when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for investment and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of December 31, 2004:

	+50 bp	+100 bp	-50 bp	-100 bp
	(in thousands)
Change in fair value of securitized loans subject to portfolio-based accounting	$(28,783)	$(57,110)	$29,252	$58,990
Change in fair value of derivatives related to securitized loans subject to portfolio-based accounting	22,893	46,165	(21,592)	(42,701)

Net change	$(5,890)	$(10,945)	$7,660	$16,289

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

The following table summarizes our contractual obligations, excluding future interest, at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Securitization bond financing(1)	$3,957,073	$1,196,065	$1,811,191	$569,467	$380,350

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of December 31, 2004, we did not have any off-balance sheet financing arrangements.

Inflation

Inflation affects us most significantly by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation. Inflation did not have a material impact on our operations during 2004.

Critical Accounting Policies

Accounting for Our Loan Sales

We have sold our loans in transactions that have been accounted for in our financial statements as securitizations structured as a financing. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created for accounting purposes, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	Provision for losses; and

•	Interest rate risk, derivatives and hedging strategies.

Provisions for Losses

We provide market valuation adjustments on mortgage loans and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on mortgage loans held for investment is recorded in an amount sufficient to maintain appropriate coverage for probable losses on such loans. The provision for losses also includes net losses on real estate owned. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

Our estimate of expected losses could increase if our actual loss experience is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

Interest Rate Risk, Derivatives and Hedging

We face interest rate risk on our loans held for investment subject to portfolio-based accounting, which exists because some of these loans have fixed interest rates for a period of two, three or five years while the rate passed through to the holders of the securitization bonds is based upon an adjustable rate. We also have interest rate risk for six month adjustable loans and when the loans become adjustable after their two, three or five year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds. Our use of derivatives is intended to mitigate the volatility of earnings associated with changes in the cash flows of our loans held for investment subject to portfolio-based accounting due to changes in LIBOR rates.

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. In connection with the securitizations structured as financings, we have entered into interest rate cap agreements and interest rate swap agreements. We do not use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the hedged asset or liability, to ensure there remains a highly effective correlation in the hedge relationship. We have implemented fair value hedge accounting on our mortgage loans held for investment, whereby certain derivatives are designated as a hedge of the fair value of mortgage loans held for investment. Changes in the fair value of such derivative instruments and changes in the fair value of the hedged assets, which are determined to be effective, are recorded as a component of interest income in the period of change. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be minimal. Accordingly, the net amount recorded in the statement of operations relating to fair value hedge accounting is referred to as hedge ineffectiveness.

During the third quarter of 2004, we implemented the use of cash flow hedge accounting on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Our financial statements at December 31, 2004 and for the period from inception (May 4, 2004) to December 31, 2004 and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP are included in this Form 10-K beginning on page F-1.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

(a) Evaluation of Disclosure controls and Procedures. The REIT maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the REIT’s disclosure controls and procedures as of the end of the period covered by this report conducted by the REIT’s management, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the REIT is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Trustees and Executive Officers of the Registrant

Except as set forth in the next sentence, the information required by this item is incorporated by reference from the information under the captions “Proposal No. 1: Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the REIT’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the REIT’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”). Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement under the heading “Executive Compensation and Other Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the Proxy Statement under the headings “Share Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Proposal No. 2: Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

3. Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 35.

(b) Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 35.

(c) Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005

ACCREDITED MORTGAGE LOAN REIT TRUST.

BY:	/S/ JAMES A. KONRATH
James A. Konrath
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JAMES A. KONRATH	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2005
James A. Konrath

/S/ JOHN S. BUCHANAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005
John S. Buchanan

/s/ RAY W. MCKEWON	Executive Vice President, Secretary and Trustee	March 30, 2005
Ray W. McKewon

/s/ JAMES H. BERGLUND	Trustee	March 30, 2005
James H. Berglund

/s/ GARY M. ERICKSON	Trustee	March 30, 2005
Gary M. Erickson

/s/ BOWERS W. ESPY	Trustee	March 30, 2005
Bowers W. Espy

/s/ JODY A. GUNDERSON	Trustee	March 30, 2005
Jody A. Gunderson

/s/ JOSEPH J. LYDON	Trustee	March 30, 2005
Joseph J. Lydon

/s/ RICHARD T. PRATT	Trustee	March 30, 2005
Richard T. Pratt

EXHIBIT INDEX

3.1(1)	Declaration of Trust of the Registrant.

3.2(2)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004.

3.3(3)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004.

3.4(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.2(2)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.3(3)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

10.1	Administration and Servicing Agreement, dated as of October 1, 2004, between Accredited Mortgage Loan REIT Trust and Accredited Home Lenders, Inc.

12.1	Statement regarding computation of ratio of earnings to combined fixed charges and preferred share dividends.

24.1	Power of Attorney (see page 34).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Filed with amendment number 2 to Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.
(2)	Filed with Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(3)	Filed with Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.

ACCREDITED MORTGAGE LOAN REIT TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the accompanying balance sheet of Accredited Mortgage Loan REIT Trust (the “REIT”) as of December 31, 2004, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the period from inception (May 4, 2004) to December 31, 2004. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The REIT is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the REIT’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Accredited Mortgage Loan REIT Trust as of December 31, 2004, and the results of its operations and its cash flows for the period from inception (May 4, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the REIT acquires mortgage assets and assumes related funding obligations from its parent, Accredited Home Lenders, Inc., who also provides operating facilities, administrative services and loan servicing for the REIT. The accompanying financial statements have been prepared from the separate records maintained by the REIT and may not be indicative of the conditions that would have existed or the results of operations if the REIT had operated as an unaffiliated entity.

DELOITTE & TOUCHE LLP

March 30, 2005

San Diego, California

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEET

December 31, 2004
(dollars in thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$4,018
Mortgage loans held for investment, net of reserve of $54,960	4,056,306
Other receivables	29,983
Prepaid expenses and other assets	19,924
Receivable from parent	15,214

Total assets	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization bond financing	$3,954,115
Accrued interest	5,206

Total liabilities	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342	4,094
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1
Additional paid-in capital	163,287
Other comprehensive income	3,348
Accumulated deficit	(4,606)

Total stockholders’ equity	166,124

Total liabilities and stockholders’ equity	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF OPERATIONS

Inception (May 4, 2004) to December 31, 2004
(in thousands, except per share amount)
REVENUES:
Interest income (including $99.3 from parent)	$98,024
Interest expense	(35,671)

Net interest income	62,353
Provision for losses	(6,536)

Net interest income after provision	55,817
Other income	414

Total net revenues	56,231

Management fee assessed by parent	(7,181)

Net income	49,050
Dividends on preferred stock	(3,656)

Net income available to common stockholders	$45,394

Basic and diluted earnings per common share	$453.94

Weighted average shares outstanding for basic and diluted	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Total	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
	(in thousands)
Common stock issued upon formation, May 4, 2004	—	$—	100	$1	$—	$—	$—	$1
Capital contributions from parent	—	—	—	—	69,458	—	—	69,458
Preferred stock issued in public offering, net of offering costs	4,094	4,094	—	—	93,829	—	—	97,923
Net unrealized gain on derivatives	—	—	—	—	—	3,348	—	3,348	$3,348
Net income	—	—	—	—	—	—	49,050	49,050	49,050
Dividend on common stock	—	—	—	—	—	—	(50,000)	(50,000)
Dividends on preferred stock	—	—	—	—	—	—	(3,656)	(3,656)

Balance, December 31, 2004	4,094	$4,094	100	$1	$163,287	$3,348	$(4,606)	$166,124	$52,398

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF CASH FLOWS

Inception (May 4, 2004) to December 31, 2004
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(525)
Amortization of bond discount	247
Provision for losses	6,536
Unrealized loss on interest rate risk derivatives	650
Changes in operating assets and liabilities:
Other receivables	(15,861)
Prepaid expenses and other assets	2,257
Accrued interest	2,058

Net cash provided by operating activities	44,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	379,796

Net cash provided by investing activities	379,796

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	2,675,699
Payments on securitization bond financing	(383,145)
Payments on temporary credit facilities	(2,767,798)
Proceeds from common stock issued upon formation and subsequent cash contributions from parent	26,001
Net payments to parent	(15,214)
Payments of common stock dividends	(50,000)
Proceeds from preferred stock offering, net of offering costs	97,923
Payments of preferred stock dividends	(3,656)

Net cash used in financing activities	(420,190)

Ending balance, cash and cash equivalents	$4,018

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 4, 2004) TO DECEMBER 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by Accredited Home Lenders, Inc. (“AHL”), a wholly owned subsidiary of Accredited Home Lenders Holding Co., (“Accredited”). The accompanying financial statements of the REIT have been prepared in accordance with accounting principles generally accepted in the United States of America.

In August 2004, the REIT completed a public offering of 3,400,000 shares of 9.75% Series A Perpetual Cumulative Preferred Stock. In September 2004 the REIT sold an additional 100,000 Series A preferred shares pursuant to the exercise of the underwriters’ over-allotment option. In October 2004, the REIT sold an additional 593,678 Series A preferred shares in a public offering.

The REIT engages in the business of acquiring, holding, financing, and securitizing non-prime mortgage loans secured by residential real estate. Generally, the REIT acquires mortgage assets and assumes related funding obligations from AHL, which are accounted for at AHL’s carrying value, as contributions of capital from AHL. These mortgage assets consist primarily of residential mortgage loans, or interests in these mortgage loans, that have been originated or acquired by AHL. AHL focuses on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. AHL originates loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

AHL also provides operating facilities, administration and servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operation or financial condition may not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

The REIT intends to elect to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of financial statement presentation, the REIT considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Loans Held for Investment and Securitization Bond Financing

During 2004, the REIT completed three securitizations totaling $2.8 billion structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet (referred to as “mortgage loans held for investment”), retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt originally associated with the loans held for investment. The REIT records interest income on loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

The REIT periodically evaluates the need for or the adequacy of the allowance for loan losses on its mortgage loans held for investment. Provision for loan losses on mortgage loans held for investment is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in such portfolio. The REIT defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the REIT’s and AHL’s historical loss experience. The REIT also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed or deemed uncollectible.

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with one of the securitizations structured as financings in 2004, the REIT entered into an interest rate swap agreement. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

The REIT designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. The REIT has implemented fair value hedge accounting on its mortgage loans held for investment, whereby certain derivatives are designated as a hedge of the fair value of mortgage loans held for investment. Changes in the fair value of such derivative instruments and changes in the fair value of the hedged assets, which are determined to be effective, are recorded as a component of interest income in the period of change. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be minimal. Accordingly, the net amount recorded in the statement of operations relating to fair value hedge accounting is referred to as hedge ineffectiveness. During the third quarter of 2004, the REIT implemented the use of cash flow hedging on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the statement of operations in the period in which the changes occur.

Loan Origination Costs and Fees

Loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the loans. These fees and costs are amortized over the life of the loan on a level yield basis for mortgage loans held for investment or recognized when prepayments occur.

Provision for Losses

Provision for losses on loans held for investment is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. Market valuation adjustments have been recorded on real estate owned. These adjustments are based on the REIT’s and AHL’s estimate of probable losses, calculated using loss frequency and loss severity rate assumptions and are based on the value that the REIT could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses also includes net losses on real estate owned. The REIT periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on loans held for investment. The REIT does not accrue interest on loans that are 90 days or more delinquent.

Escrow and Fiduciary Funds

The REIT maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrower’s property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $68.2 million at December 31, 2004 and are excluded from the REIT’s assets and liabilities.

Income Taxes

The REIT intends to elect to be subject to tax as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs associated with foreclosure are charged to the reserve. At December 31, 2004, real estate owned amounting to $2.7 million, net of valuation allowances, is included in other assets.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Other comprehensive income consists of net unrealized gains on cash flow hedges of $3.3 million at December 31, 2004.

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At December 31, 2004, 33% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California. The remaining properties securing mortgage loans did not exceed 10% in any other state at December 31, 2004.

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows at December 31, 2004:

(in thousands)
Loans held for investment—principal balance	$4,101,982
Basis adjustment for fair value hedge accounting	13,741
Net deferred origination fees	(4,457)
Allowance for loan losses	(54,960)

Loans held for investment, net	$4,056,306

Provision for losses - Activity in the reserves was as follows from inception (May 4, 2004) to December 31, 2004:

	Contributions from Parent	Provision for Losses	Chargeoffs, net	Transfers(1)	Balance at End of Period
	(in thousands)
Mortgage loans held for investment	$51,581	$6,536	$(1,129)	$(2,028)	$54,960
Real estate owned	—	—	—	2,028	2,028

Total	$51,581	$6,536	$(1,129)	$—	$56,988

(1)	Loss reserve transfer coincides with the reclassifications of mortgage loans to real estate owned.

The following table summarizes the historical loss and delinquency amounts for mortgage loans and real estate owned:

	At December 31, 2004		Inception (May 4, 2004) to December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Credit Losses, net of recoveries
	(in thousands)
Mortgage loans held for investment	$4,101,982	$22,634	$1,129
Real estate owned	4,716	4,716	—

Total	$4,106,698	$27,350	$1,129

4. OTHER RECEIVABLES

Other receivables were as follows at December 31, 2004:

(in thousands)
Accrued interest on mortgage loans	$22,039
Deposit in derivative margin account	6,361
Other	1,583

Total	$29,983

5. DERIVATIVE FINANCIAL INSTRUMENTS

Objectives for Holding Derivative Financial Instruments—The REIT regularly securitizes and sells fixed and variable rate loans. The REIT faces interest rate risk on its loans held for investment, which exists because some of these loans have fixed interest rates for a period of two, three or five years while the rate passed through to the holders of the securitization bonds is based upon an adjustable rate. The REIT’s use of derivatives is intended to mitigate the volatility of earnings associated with changes in the cash flows of the securitization debt due to changes in LIBOR rates.

Accounting for Derivative Financial Instruments and Designation of Hedged Instruments—The REIT accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that the REIT recognize all derivative instruments in the financial statements and measure them at fair value regardless of the purpose or intent for holding them.

Derivatives are held as part of a formally documented interest rate risk management (hedging) program. The REIT has implemented hedge accounting for certain derivative financial instruments used to hedge its mortgage loans held for investment. On the date a derivative contract is entered into, the REIT designates the derivative as a fair value hedge, which hedges the fair value of mortgage loans held for investment. Changes in the fair value of such a derivative financial instrument and changes in the fair value of hedged assets attributable to the hedged risk, which are determined to be effective, are recorded in current period earnings. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be nil. Accordingly, the net amount recorded in the REIT’s statement of operations is referred to as hedge ineffectiveness.

The REIT documents the relationships between hedging instruments and hedged items, as well as the purpose, strategy and objective for undertaking various hedge transactions at the inception of such an arrangement. This process includes linking derivatives to specific assets or liabilities on the balance sheet. The REIT also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the REIT discontinues hedge accounting.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. For terminated hedges or hedges no longer qualifying as effective, the formerly hedged asset will no longer be adjusted for changes in fair value and any previously recorded adjustment to the hedged asset will be included in the carrying basis. These amounts will be included in results of operations at the time of disposition of the asset.

During the third quarter 2004, the REIT implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

At the time the hedged asset or liability is no longer exposed to interest rate risk, the REIT terminates the hedging instrument.

Derivative Financial Instruments and Hedged Instrument Activity—The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At December 31, 2004, a fair value hedge basis adjustment of $13.7 million is included in loans held for investment. Hedge ineffectiveness associated with fair value hedges of $85,000 was recorded in earnings during the period ending December 31, 2004, and is included as a reduction in interest income in the statement of operations.

During the third quarter of 2004, the REIT implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously, the REIT had been using fair value hedge accounting, but elected to use this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to changes in interest rates. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $3.3 million were recorded in other comprehensive income during 2004, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from March 2005 to September 2010. The effective portion is amortized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, the REIT assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, the REIT discontinues cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. A total of $6.5 million in gross effective gains, included in other comprehensive income at December 31, 2004, is expected to be amortized into earnings during 2005. Hedge ineffectiveness associated with cash flow hedges of $0.2 million was recorded in earnings during 2004, and is included as a component of interest expense in the statement of operations.

The REIT is required to maintain a cash deposit in a margin account with its broker related to derivative transactions. At December 31, 2004, $6.4 million was on deposit in such margin account and reported in other receivables on the balance sheet, of which $4.7 million represented the fair value of outstanding futures contracts that were designated as hedge instruments. In addition, the REIT had option contracts, interest rate swap agreements and interest rate cap agreements with a fair value of $1.0 million, $1.8 million and $0.3 million, respectively, included in other assets at December 31, 2004, for a total net liquidation value of $9.5 million at December 31, 2004. For the period ending December 31, 2004, a loss of $1.2 million has been recorded as a reduction to interest income relating to the loss in value of interest rate cap agreements. Following the conversion to cash flow hedge accounting, a gain of $1.6 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations relating to the gain in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged asset, recorded in the statement of operations was as follows for the period from inception (May 4, 2004) to December 31, 2004:

	Interest Income	Interest Expense	Total
	(in thousands)
Net unrealized gain (loss)	$(2,008)	$3,906	$1,898
Net realized gain (loss)	6	(530)	(524)

Total	$(2,002)	$3,376	$1,374

6. TEMPORARY CREDIT FACILITIES

During 2004 the REIT, together with its parent, had three short-term temporary aggregate warehouse credit facilities. The facilities are collateralized by performing, aged and delinquent loans and bore interest based on One-Month LIBOR. The facilities, generally lasting 14 to 16 days, were used for interim financing of mortgage loans which were contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. Amounts outstanding on the temporary credit facilities during 2004 ranged from $707.3 million to $1.0 billion and represent the amount of loans held for securitization. The weighted average interest rate on borrowings outstanding during 2004 was 2.83%. There were no temporary credit facilities that existed at December 31, 2004.

7. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing at December 31, 2004:

(in thousands)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	1,012,214

3,957,073
Unamortized bond discount	(2,958)

Total securitization bond financing, net	$3,954,115

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $4.1 billion as of December 31, 2004. Unamortized debt issuance costs, included in other assets, are $14.1 million at December 31, 2004.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to the REIT, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principal and interest is known as excess interest.

The securitization agreements require that a certain level of overcollateralization be maintained for the bonds. A portion of the excess interest may be initially distributed as principal to the bondholders to increase the level of overcollateralization. Once a certain level of overcollateralization has been reached, excess interest is no longer distributed as principal to the bondholders, but, rather, is passed through to the REIT. Should the level of overcollateralization fall below a required level, excess interest will again be paid as principal to the bondholders until the required level has been reached.

The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased.

Due to the potential for prepayment of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2004. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

Years Ending December 31:	(in thousands)
2005	$1,196,065
2006	1,132,451
2007	678,740
2008	337,457
2009	232,010
Thereafter	380,350
Discount	(2,958)

Total	$3,954,115

8. INCOME TAXES AND DISTRIBUTION OF EARNINGS

At the time the REIT files its first income tax return, the REIT will elect to be treated as a REIT for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT will generally not be subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. To facilitate the distribution of earnings, the REIT’s board of trustees declared and the REIT paid annual cash dividends on common stock of $50.0 million and quarterly cash dividends on preferred stock totaling $3.7 million.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations from inception (May 4, 2004) to December 31, 2004:

(in thousands)
Federal income tax at statutory rate	$17,167
Preferred stock dividends at statutory rate	(1,279)
Common stock dividends paid deduction	(15,888)

Total provision	$—

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents and accrued interest receivable and payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of warehouse credit facilities are reasonable estimates of their fair value because of their short maturity and interest rates that adjust with current market rates. Fair value for derivative financial instruments is based on quoted market prices.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. However, the estimates presented herein are not necessarily indicative of the amounts that the REIT could realize in a current market exchange.

Mortgage Loans Held for investment—Fair value is determined using AHL’s current investor commitments or, in the absence of such commitments, fair value is based upon AHL’s current investor commitments for loans of similar credit quality.

Securitization Bond Financing—Fair value is based on interest rates that are currently available to the REIT for issuance of debt with similar terms and remaining maturities.

Estimated fair values for these financial instruments were as follows at December 31, 2004:

	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Loans held for investment—principal balance	$4,101,982	$4,224,242
Financial liabilities:
Securitization bond financing	$3,954,115	$3,973,935

The fair value estimates are based on pertinent information available to management as of December 31,2004. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. PREFERRED STOCK

The Board of Trustees, or a duly authorized committee thereof, may issue up to 200,000,000 shares of preferred stock from time to time in one or more classes or series. In addition, the Board of Trustees, or duly authorized committee thereof, may fix the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption.

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares.

In August 2004, the REIT closed the public offering of 3,400,000 shares of the REIT’s 9.75% Series A Perpetual Cumulative Preferred Shares. These preferred shares have a par value of $1.00 and will pay investors cumulative dividends of $2.4375 per share annually, which is the equivalent of 9.75% of the $25.00 liquidation preference and face value per share. The REIT may not redeem the preferred shares prior to September 30, 2009, except upon the occurrence of a specific tax or investment company event.

In September 2004, the underwriters of the above mentioned public offering purchased an additional 100,000 preferred shares pursuant to the exercise of their over-allotment option. In October 2004, the REIT closed a public offering of 593,678 additional Series A preferred shares. The REIT used the net proceeds from the offerings, which totaled $97.9 million, during 2004, primarily to invest in mortgage assets through securitization transactions. At December 31, 2004, the aggregate redemption value of the total preferred shares outstanding was $102.3 million.

On September 9, and December 2, 2004, the REIT’s board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.3317 and $0.609375 per share, respectively. The $1.2 million and $2.5 million cash dividends were paid on September 30, and December 31, 2004, to preferred stockholders on record at the close of business on September 15 and December 15, 2004, respectively.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common stock until it is in compliance with all covenants as of the end of two successive quarters. As of December 31, 2004, the REIT was in compliance with the covenants applicable to 2004.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

11. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable at an annual rate equal to the Six-Month LIBOR plus 1.0%.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information from inception (May 4, 2004) to December 31, 2004:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$31,407

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$2,688

Detail of assets and liabilities contributed from parent:
Cash contributions	$26,001
Mortgage loans, net of reserves	4,445,453
Other net assets	18,203
Outstanding balances on warehouse credit facilities	(2,767,798)
Securitization bond financing	(1,652,400)

Net capital contributions from parent	$69,459

13. SUBSEQUENT EVENTS

On February 24, 2005, the REIT closed a securitization containing $917.2 million of first priority residential mortgage loans. The securitization utilized a senior/subordinated structure consisting of five classes of senior notes and six classes of subordinated notes with original principal balances totaling $903.5 million and a final stated maturity date of April 2035. Proceeds from the sale of the notes were approximately $900.1 million or 99.63% of the original principal balance of the notes sold, before deducting expenses. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes remain on the REIT’s balance sheet. The REIT used the proceeds from the securitization primarily to repay warehouse financing associated with the mortgage loans.

The REIT’s board of trustees declared and the REIT paid an additional dividend on common stock in January 2005 of $50 per common share or $5.0 million. In addition, on March 2, 2005, the REIT’s Board of Trustees declared a quarterly cash dividend on its 9.75% Series A Perpetual Cumulative Preferred Shares at the rate of $0.609375 per share. The dividend will be paid on March 31, 2005 to preferred stockholders of record at the close of business on March 15, 2005.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data was derived from unaudited financial information for the period from inception (May 4, 2004) to June 30, 2004 and the third and fourth quarters ended December 31, 2004. Such information has been prepared on the same basis as the audited financial statements contained elsewhere in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the financial statements and the related notes. The operating results in any quarter or partial period are not necessarily indicative of the results that may be expected for any future period.

	Inception (May 4, 2004) to June 30	Three Months Ended		Total year
		September 30	December 31
	(in thousands, except per share amounts)
2004:
Total net revenues	$2,565	$17,850	$35,816	$56,231
Net income	$2,221	$15,529	$31,300	$49,050
Net income available to common stockholders	$2,221	$14,368	$28,805	$45,394
Basic and diluted earnings per share	$22.21	$143.68	$288.05	$453.94