Form 10-Q
period 2005-03-31
Accredited Mortgage Loan REIT Trust
filed 2005-05-10
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32276

ACCREDITED MORTGAGE LOAN REIT TRUST

(Exact name of registrant as specified in its charter)

Maryland	35-2231035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15090 Avenue of Science

San Diego, California 92128

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 858-676-2100

Former name, former address and former fiscal year, if changed since last report: Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ or No ☒(1)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☒

The number of outstanding shares of the registrant’s common stock as of April 30, 2005 was 100,000.

(1)	See explanatory note.

EXPLANATORY NOTE

Accredited Mortgage Loan REIT Trust (the “REIT”), an indirect subsidiary of Accredited Home Lenders Holding Co. (“Accredited”), commenced filing annual, quarterly and other reports with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 and Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 30, 2005, with the filing of a Current Report on Form 8-K dated March 29, 2005. Prior to that time, the REIT had not filed reports pursuant to the Exchange Act in reliance on Rule 12h-5 under the Exchange Act. All of the REIT’s outstanding common shares are indirectly owned by Accredited. The only publicly traded securities of the REIT currently are the REIT’s outstanding 9.75% Series A Perpetual Cumulative Preferred Shares (the “Series A Preferred Shares”). Payments in respect of the Series A Preferred Shares are fully and unconditionally guaranteed by Accredited, an Exchange Act reporting company. The REIT has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act since the REIT commenced Exchange Act reporting on March 30, 2005.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	an increase in mortgage loan payment default rates due to a general deterioration in economic or political conditions, fluctuations in the real estate markets, an increase in unemployment rates, and/or an increase in interest rates that results in higher loan payment amounts for the borrower;

•	a decline in interest income due to a decrease in the difference between our cost of capital and the income generated by payments on our securitized mortgage loan pools;

•	changes in demand for mortgage backed securities that affect our ability to issue notes to fund our securitizations;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to maintain status as a real estate investment trust and the corresponding tax treatment;

•	the degree and nature of Accredited Home Lenders, Inc.’s (“AHL”) competition that may impact the value of the loans originated by AHL;

•	a change in the financial stability of Accredited, which guarantees the dividend payments on our 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”);

•	an increase in the rate of prepayments on securitized mortgage loans that could reduce the amount of cash flow distributed to us in respect of excess interest;

•	the other factors referenced in this report, including, without limitation, under the section entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.

In this Form 10-Q, unless the context requires otherwise, “REIT,” “we,” “our,” and “us” means Accredited Mortgage Loan REIT Trust.

PART I

ITEM 1.	Financial Statements

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$37,761	$4,018
Mortgage loans held for investment, net of reserves of $63,823 and $54,960, respectively	4,606,607	4,056,306
Other receivables	33,097	29,983
Prepaid expenses and other assets	33,555	19,924
Receivable from parent	15,616	15,214

Total assets	$4,726,636	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization bond financing	$4,504,863	$3,954,115
Accrued interest payable	5,542	5,206

Total liabilities	4,510,405	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at March 31, 2005 and December 31, 2004	4,094	4,094
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1	1
Additional paid-in capital	152,763	163,287
Other comprehensive income	25,018	3,348
Retained earnings	34,355	(4,606)

Total stockholders’ equity	216,231	166,124

Total liabilities and stockholders’ equity	$4,726,636	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF OPERATIONS

(In thousands, except per share amount)

Three Months Ended March 31, 2005
(Unaudited)
REVENUES:
Interest income (including $207 from parent)	$84,097
Interest expense	(34,526)

Net interest income	49,571
Provision for losses	(2,802)

Net interest income after provision	46,769
Other income	92

Total net revenues	46,861

OPERATING EXPENSES:
Management fee assessed by parent	5,346
Direct general and administrative expenses	59

Total operating expenses	5,405

Net income	41,456
Dividends on preferred stock	(2,495)

Net income available to common stockholders	$38,961

Basic and diluted earnings per common share	$389.61

Weighted average shares outstanding for basic and diluted	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF CASH FLOWS

(In thousands)

Three Months Ended March 31, 2005
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,456
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(621)
Amortization of bond discount	313
Provision for losses	2,802
Unrealized loss on derivatives	7,129
Reclassification adjustment into earnings for realized gain on derivatives	(2,297)
Changes in operating assets and liabilities:
Other receivables	(3,114)
Prepaid expenses and other assets	8,790
Accrued interest payable	336

Net cash provided by operating activities	54,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	349,005

Net cash provided by investing activities	349,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	899,374
Payments on securitization bond financing	(351,901)
Payments on temporary credit facilities	(917,632)
Capital contribution from parent	3,000
Net payments to parent	(402)
Payments of preferred stock dividends	(2,495)

Net cash used in financing activities	(370,056)

Net increase in cash and cash equivalents	33,743
Beginning balance cash and cash equivalents	4,018

Ending balance cash and cash equivalents	$37,761

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by Accredited Home Lenders, Inc. (“AHL”), a wholly owned subsidiary of Accredited Home Lenders Holding Co., (“Accredited”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Mortgage Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that Accredited has securitized in structures that require financing treatment. During the three months ended March 31, 2005, the REIT completed one securitization of mortgage loans totaling $917.2 million structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

The securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. The securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet as “loans held for investment”, retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt originally associated with the loans held for investment. The REIT records interest income on loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

The REIT periodically evaluates the need for or the adequacy of the allowance for loan losses on its mortgage loans held for investment. Provision for loan losses on mortgage loans held for investment is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. The REIT defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the REIT’s and AHL’s historical loss experience. The REIT also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed upon or deemed uncollectible.

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with two of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

Fair Value Hedges

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

Cash Flow Hedges

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

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Provision for Losses

Provision for losses on loans held for investment is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. Market valuation adjustments have been recorded on real estate owned. These adjustments are based on the REIT’s and AHL’s estimate of probable losses, calculated using loss frequency and loss severity rate assumptions and are based on the value that the REIT could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses also includes net losses on real estate owned. The REIT periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control and as uncertainty is inherent in these estimates, actual amounts charged-off could differ from amounts recorded.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on loans held for investment. The REIT does not accrue interest on loans that are 90 days or more delinquent.

Escrow and Fiduciary Funds

The REIT maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $70.6 million and $68.2 million at March 31, 2005 and December 31, 2004, respectively, and are excluded from the REIT’s assets and liabilities.

Income Taxes

The REIT intends to elect to be subject to tax as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At March 31, 2005 and December 31, 2004, real estate owned amounting to $3.5 million and $2.7 million, respectively, net of valuation allowances, is included in other assets.

Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Accumulated other comprehensive income and comprehensive income is determined as follows for the three months ended March 31, 2005:

	Accumulated Other Comprehensive Income	Comprehensive Income
	(In thousands)	(Unaudited)
Balance at December 31, 2004	$3,348
Net income	—	$41,456
Net unrealized gains on cash flow hedges	23,966	23,966
Reclassification adjustment into earnings for realized gain on derivatives	(2,296)	(2,296)

Balance at March 31, 2005	$25,018	$63,126

2.	CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At March 31, 2005, 30% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California. The remaining properties securing mortgage loans did not exceed 10% in any other state at March 31, 2005.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire,could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio. This could restrict our and AHL’s ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

3.	MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Loans held for investment—principal balance	$4,667,616	$4,101,982
Basis adjustment for fair value hedge accounting	8,636	13,741
Net deferred origination fees	(5,822)	(4,457)
Allowance for loan losses	(63,823)	(54,960)

Loans held for investment, net	$4,606,607	$4,056,306

Reserves for losses - Activity in the reserves was as follows for the three months ended March 31, 2005:

	Balance at Beginning of Year	Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands) (Unaudited)
Mortgage loans held for investment	$54,960	$7,622	$2,166	$(925)	$63,823
Real estate owned	2,028	—	636	—	2,664

Total	$56,988	$7,622	$2,802	$(925)	$66,487

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned:

	At March 31, 2005		Three Months Ended March 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days	Credit Losses, net of recoveries
	(In thousands) (Unaudited)
Mortgage loans held for investment	$4,667,616	$29,673	$925
Real estate owned	6,195	6,195	—

Total	$4,673,811	$35,868	$925

	At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for investment	4,101,982	$22,634
Real estate owned	4,716	4,716

Total	$4,106,698	$27,350

4.	OTHER RECEIVABLES

Other receivables were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Accrued interest on mortgage loans	$25,596	$22,039
Deposit in derivative margin account	7,373	6,361
Other	128	1,583

Total	$33,097	$29,983

5.	DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At March 31, 2005 and December 31, 2004, fair value hedge basis adjustments of $8.6 million and $13.7 million are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three months ended March 31, 2005.

Cash Flow Hedges

During the third quarter of 2004, the REIT began utilizing cash flow hedging and implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously, the REIT had been using fair value hedge accounting, but elected to use this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $24.0 million were recorded in other comprehensive income during the three months ended March 31, 2005, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from April 2005 to March 2012. A total of $16.7 million in net effective gains, included in other comprehensive income at March 31, 2005, is expected to be reclassified into earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $1.1 million was recorded in earnings during the three months ended March 31, 2005, and is included as a component of interest expense in the statement of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At March 31, 2005 the REIT had outstanding futures contracts, options contracts and interest rate swap agreements which were designated as hedge instruments, as well as interest rate cap agreements. At March 31, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $7.4 million and $4.7 million, respectively, and is included in other receivables. At March 31, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $2.7 million, $11.3 million and $0.3 million, respectively, and is included in other assets. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at March 31, 2005 and December 31, 2004 of these derivatives and related margin account balances was $21.7 million and $9.5 million, respectively. A gain of $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three months ended March 31, 2005 relating to the gain in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged asset, recorded in the statement of operations was as follows for the three months ended March 31, 2005:

	Interest Income	Interest Expense	Total
	(In thousands) (Unaudited)
Net unrealized (loss)	$(1,778)	$(5,351)	$(7,129)
Net realized gain	—	10,215	10,215

Total	$(1,778)	$4,864	$3,086

6.	TEMPORARY CREDIT FACILITIES

In connection with the REIT’s execution of securitization transactions, AHL and the REIT, as several borrowers or sellers, may enter into warehouse transactions with lenders to finance the related mortgage loans that are to be contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. The net proceeds of the securitizations are to be used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

During the three months ended March 31, 2005, AHL and the REIT, as several sellers, modified two warehouse agreements to permit the securitization structure contemplated above. In 2005, the REIT also entered into one additional short-term temporary aggregate warehouse facility for the purpose described above. This facility lasted for approximately 30 days. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities; in addition, the facilities are structured so that the REIT only has monetary responsibilities for approximately 10 business days prior to a securitization and otherwise does not have any monetary obligations under the facilities (“REIT Transaction”). The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR. Amounts outstanding on the warehouse facilities described above during the three months ended March 31, 2005 totaled $917.6 million and represented the amount of loans held for securitization. There were no outstanding REIT Transaction borrowings on any of the warehouse facilities described above at March 31, 2005.

AHL and the REIT, as several borrowers or sellers, may enter into or modify additional warehouse facilities during 2005 in a similar manner in contemplation of a securitization.

7.	SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$58,694	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	193,765	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	128,125	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	222,994	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	296,671	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	333,036	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	552,669	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	864,624	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	967,044	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	891,009	—

	4,508,631	3,957,073
Unamortized bond discounts	(3,768)	(2,958)

Total securitization bond financing, net	$4,504,863	$3,954,115

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $4.7 billion and $4.1 billion as of March 31, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in other assets, are $15.7 million and $14.1 million at March 31, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at March 31, 2005. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands) (Unaudited)
Nine months ending December 31, 2005	$1,066,405
Years Ending December 31:
2006	1,405,621
2007	872,085
2008	436,349
2009	285,526
2010	175,716
Thereafter	266,929
Unamortized bond discounts	(3,768)

Total	$4,504,863

8.	INCOME TAXES AND DISTRIBUTION OF EARNINGS

At the time the REIT files its first income tax return, the REIT will elect to be treated as a REIT for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT will generally not be subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. Currently the REIT plans to distribute all of its taxable income to common and preferred shareholders by December 31, 2005.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations for the three months ended March 31, 2005:

(In thousands) (Unaudited)
Federal income tax at statutory rate	$14,509
Preferred stock dividends at statutory rate	(873)
Common stock dividends paid deduction	(13,636)

Total provision	$—

9.	PREFERRED STOCK

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At March 31, 2005 and December 31, 2004, there were 4,093,678 preferred shares issued and outstanding.

On March 2, 2005, the REIT’s board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.609375 per share. The $2.5 million cash dividends were paid on March 31, 2005, to preferred shareholders on record at the close of business on March 15, 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of March 31, 2005, the REIT was in compliance with the covenants applicable to date in 2005.

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

10.	RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense and interest income under this agreement totaled $5.3 million and $0.2 million, respectively for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, the net receivable from parent was $15.6 million and $15.2 million, respectively.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information for the three months ended March 31, 2005:

(In thousands) (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38,970

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$1,479

Detail of assets and liabilities contributed from parent:
Cash contributions	$3,000
Mortgage loans, net of reserves, deferred origination costs and fair value basis adjustments for hedge accounting	904,108
Outstanding balances on warehouse credit facilities	(917,632)

Net capital reductions from parent	$(10,524)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 4 of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section below entitled “Risk Factors That May Affect Future Results and Accredited’s Guarantee of Our Series A Preferred Shares” and elsewhere in this report.

General

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of our outstanding common shares are held by Accredited Home Lenders, Inc. (“AHL”), a wholly-owned subsidiary of Accredited Home Lenders Holding Co., (“Accredited”).

Our intention is to hold all securitized loans and related securitization bond financing activities of AHL. We acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. We are, therefore, economically and operationally dependent on AHL, and, as such, our results of operation or financial condition may not be indicative of the conditions that would have existed for our results of operations or financial condition if we had operated as an unaffiliated entity.

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

Although the securitizations are legally structured as sales for accounting purposes they are treated as financings under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125. The securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the mortgage loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. Also, AHL, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any mortgage loans securitized through the securitization trust that become troubled. Accordingly, the mortgage loans and securitization indebtedness are included in our balance sheet. We record interest income on the mortgage loans and interest expense on the securities issued from the securitization over the life of the securitization. Our profitability in large part depends on the difference, or spread, between these amounts.

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

We anticipate that our results of operations may fluctuate on a quarterly and annual basis. The timing and degree of fluctuation will depend upon several factors, including competition, economic slowdowns and increased interest rates in addition to those discussed under “Risk Factors That May Affect Future Results.” We cannot assure you that we will be able to sustain revenue growth or maintain profitability on a quarterly or annual basis or that our growth will be consistent with predictions made by securities analysts.

Results Of Operations

Three Months Ended March 31, 2005

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows for the three months ended March 31, 2005:

(Dollars in thousands)
Interest income	$84,097
Interest expense	(34,526)

Net interest income	49,571
Provision for losses	(2,802)

Net interest income after provision	46,769
Other income	92

Total net revenues	$46,861

Average inventory of loans held for investment	$4,466,039
Annualized interest income as a percentage of average inventory of loans held for investment	7.53%

Interest Income and Expense. Interest income totaled $84.1 million and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $34.5 million and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

We currently expect interest income to increase in 2005 from growth in our loan portfolio. We currently expect interest expense to increase in 2005 as our borrowings increase to support our expected growth in our loan portfolio.

The components of our net interest margin are as follows for the three months ended March 31, 2005:

	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$84,097	$4,466,039	7.53%
Interest expense	(34,526)	$4,303,908	(3.21)

Spread	$49,571		4.32%

Net interest margin	$49,571	$4,466,039	4.44%

Provision for Losses. The provision for losses is comprised of the following for the three months ended March 31, 2005:

(Dollars in thousands)
Current period provision for loans held for investment	$2,166
Reserve balance on loans held for investment at year end	$63,823
Principal balance loans held for investment at period end	$4,667,616
Reserve balance on loans as a percentage of the principal balance at period end	1.4%

Provision for losses reflects additions to reserves after the loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The 1.4% reserve balance on mortgage loans held for investment as a percentage of the principal balance outstanding at period end is our estimate of the amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses in our securitized loan portfolio.

We currently expect our total provision for losses to increase in 2005 commensurate with our average loan portfolio.

Management Fee Assessed by Parent Company. The management fee assessed by our parent, AHL, for servicing and general and administrative services totaled $5.3 million and represents 0.5%, per annum, on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Direct General and Administrative Expense. Direct general and administrative expenses totaled $59,000 and represent audit, legal and trustee fees incurred directly by us.

Income taxes. There is no provision for income taxes for the three months ended March 31, 2005 as we expect to dividend all of our 2005 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2005. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is dividended to it at the parent company’s effective tax rate.

Liquidity and Capital Resources

Parent Contributions

During the three months ended March 31, 2005, AHL contributed to us mortgage loans, net of reserves, of $904.1 million and cash of $3.0 million, reduced by contributions of aggregate outstanding credit facility balances of $917.6 million, resulting in net negative capital contributions to us of $10.5 million. AHL may from time-to-time in the future contribute additional capital or other net assets to us.

Preferred Stock

On March 2, 2005, our board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.609375 per share. The $2.5 million cash dividends were paid on March 31, 2005, to preferred shareholders on record at the close of business on March 15, 2005.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common shares until we are in compliance with all covenants as of the end of two successive quarters. As of March 31, 2005, we were in compliance with the covenants applicable to date in 2005.

Securitizations

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

Summary of Cash Activity

Cash provided by operating activities of $54.8 million, cash provided by investing activities of $349.0 million, cash capital contributions from AHL of $3.0 million, net proceeds from the issuance of securitized bond financing of $899.4 million during the three months ended March 31, 2005 were used primarily to pay off outstanding credit facility balances contributed by AHL of $917.6 million, fund payments on the securitization bond financing of $351.9 million and pay dividends on preferred stock of $2.5 million. With the increase in mortgage loans held for investment during 2005, we would expect to have increased cash from operating activities in 2005 from this higher base of interest earning assets.

Credit Facilities

In connection with our execution of securitization transactions, AHL and we, as several borrowers or sellers, may enter into warehouse transactions with lenders to finance the related mortgage loans that are to be contributed by AHL to us and then subsequently securitized with permanent bond financing. The net proceeds of the securitizations are to be used by AHL or us to repay the warehouse debt and pay other expenses of the securitization.

During the three months ended March 31, 2005, AHL and we, as several sellers, modified two warehouse agreements to permit the securitization structure contemplated above. In 2005, we also entered into one additional short-term temporary aggregate warehouse facility for the purpose described above. This facility lasted for approximately 30 days. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of our obligations under the facilities; in addition, the facilities are structured so that we only have monetary responsibilities for approximately 10 business days prior to a securitization and otherwise does not have any monetary obligations under the facilities (“REIT Transaction”). The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR. Amounts outstanding on the warehouse facilities described above during the three months ended March 31, 2005 totaled $917.6 million and represented the amount of loans held for securitization. There were no outstanding REIT Transaction borrowings on any of the warehouse facilities described above at March 31, 2005.

AHL and we, as several borrowers or sellers, may enter into or modify additional warehouse facilities during 2005 in a similar manner in contemplation of a securitization.

Parent Guarantee

Accredited irrevocably and unconditionally has agreed to pay in full to the holders of each share of our Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which we or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on our Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of our Series A Preferred Shares redeemed by us and (iii) the liquidation preference, if any, payable with respect to any of our Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

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

Derivative Instruments and Hedging Activities

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. Five of the securitizations structured as financings have associated interest rate cap agreements. In connection with two of the securitizations structured as financings, we entered into interest rate swap agreements. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at their fair value.

Fair Value Hedges

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

Cash Flow Hedges

During the third quarter of 2004, we began utilizing cash flow hedging and implemented the use of cash flow hedge accounting on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of March 31, 2005:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Securitized debt subject to portfolio-based accounting	$(31,845)	$(63,168)	$32,385	$65,331
Derivatives related to securitized debt subject to portfolio-based accounting	23,899	48,368	(22,983)	(45,105)

Net change	$(7,946)	$(14,800)	$9,402	$20,226

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our February 2005 securitization significantly increased our securitization bond financing balance from the balance at December 31, 2004. The following table summarizes our contractual obligations for securitization bond financing, excluding future interest, at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Securitization bond financing(1)	$4,508,631	$1,066,405	$2,277,706	$721,875	$442,645

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of March 31, 2005, we did not have any off-balance sheet financing arrangements.

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

Fair Value Hedges

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

Cash Flow Hedges

During the third quarter of 2004, we began utilizing cash flow hedging and implemented the use of cash flow hedge accounting on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Risk Factors That May Affect Future Results and Accredited’s Guarantee of Our Series A Preferred Shares

You should carefully consider the following risks, together with other matters described in this Form 10-Q in evaluating our business and prospects. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-Q (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 4 of this Form 10-Q.

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

Payments on the mortgage loans in each mortgage pool will be available to make distributions to us only after payment of servicing fees, trustee fees, administrative fees, payment of other related specified expenses and reimbursements and payment of interest due to the securitization noteholders. Consequently, the amount of excess cash flow distributable to us is extremely sensitive to losses on the related mortgage loans (and the timing thereof), because certain amounts of realized losses with respect to a mortgage pool will be absorbed in the first instance by us, either by reduction in amounts otherwise to be received by us or by a reduction in the amount of over-collateralization provided to the securitization noteholders by the mortgage loans in the related mortgage pool. Overcollateralization is the excess of the aggregate outstanding scheduled principal balance of the mortgage loans in the related mortgage pool over the aggregate principal amount of the related securitization notes. Any such reduction in the amount of over-collateralization to a level below the applicable required over-collateralization amount will be borne by us, because any amounts otherwise available for distribution to us will be distributed instead to the securitization noteholders to restore the reduced amount of over-collateralization to the applicable required over-collateralization amount.

Certain decisions by AHL or us, including, but not limited to, decisions regarding whether we exercise the clean-up call and whether or not certain principal and interest advances or servicing advances are non-recoverable, may also impact the availability of cash flow to us. The clean-up call is the option to terminate the securitization trust on any payment date when the outstanding principal balance of the notes is less than or equal to a certain designated percentage of the original principal balance of the notes. In addition, amounts otherwise to be received by us may be reduced by the right of the securitization noteholders to recover the amount of interest not paid because of the application of the applicable available funds cap rate, if any.

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

The amount of cash flow that we will receive with respect to a securitized mortgage pool will be sensitive to the rate and timing of principal payments and realized losses on the related mortgage loans in the related mortgage pool. The amount of cash flow to us in respect of excess interest will be negatively affected by a rapid rate of principal payments and realized losses on the related mortgage loans, and the amount of distributions thereon in respect of excess interest will decrease more significantly as a result of principal payments and realized losses on the related mortgage loans with relatively high interest rates. Excess interest occurs because more interest is required to be paid by the mortgagors than is necessary to pay the interest due to the securitization noteholders and the expenses of the securitization trust. If an underlying securitization trust were terminated as a result of the exercise of the related clean-up call or an event of default under the related indenture, we would not be entitled to any further payments in respect of excess interest. There can be no assurance that the holder of the clean-up call for each securitization trust will not exercise it at the earliest opportunity.

A rapid rate of principal payments on such mortgage loans would have the effect of accelerating payments in respect of principal collections to us, and a slow rate of payment would have the effect of decelerating these payments. Generally, we will not be entitled to receive the entire excess cash flow with respect to a securitized mortgage pool prior to the date on which the related over-collateralization target has been achieved or if a trigger event (such as delinquencies or realized losses reaching a specified percentage) has occurred and is continuing with respect to that mortgage pool. Realized losses on the related mortgage loans will have the effect of reducing the over-collateralization in the related mortgage pool, and therefore reduce the amount ultimately distributable to us, although the application of excess interest may restore a reduction in the over-collateralization amount. There can be no assurance that excess interest will be available for this purpose.

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

A portion of the mortgage loans in each of our securitized mortgage pools had a loan-to-value ratio (“LTV”) at origination in excess of 80% and is not covered by a primary mortgage insurance policy. Mortgage loans with higher LTVs may present a greater risk of loss. There can be no assurance that the LTV of any mortgage loan determined at any time after origination is less than or equal to its original LTV.

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

The related required over-collateralization amount with respect to a securitization trust may be permitted to decrease, subject to certain conditions specified in the related indenture and sale and servicing agreement. If such conditions have been satisfied, collections of principal that would otherwise be distributed as a payment of principal to the related securitization noteholders will instead be received by us. Conversely, if at any time certain delinquency and/or loss levels are exceeded with respect to a mortgage pool, there will be a delay in the reduction of the related required over-collateralization amount or there may be an increase in the related required over-collateralization amount. There may be significant periods during which no or limited distributions will be made to us in respect of our retained interests in securitized mortgage pools.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of our securitized loans subject to portfolio based accounting, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled Market Risk in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See discussion under Market Risk under “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The distributions to us may be subject to basis risk in the difference between One-Month LIBOR and Six-Month LIBOR.

Certain of the underlying securitization trusts have been structured such that a group of adjustable-rate mortgage loans collateralize a class of variable-rate notes. These notes have interest rates based upon One-Month LIBOR, while the interest rates on the related mortgage loans are based upon Six-Month LIBOR, subject to periodic adjustments and limitations on such adjustments. In a rising interest rate environment, the interest rates on the notes may rise more quickly than the interest rates of the mortgage loans. As a consequence, cash flow resulting from excess interest on the mortgage loans, and accordingly, amounts distributable to us may be substantially reduced. The interest payments payable on the notes may be subject to an available funds cap rate. If a rising interest rate environment, or a disproportionately high rate of prepayments (including prepayments and collections upon defaults, liquidations) and realized losses on the mortgage loans in the related mortgage pool with relatively high interest rates, causes the interest rate on the related notes to equal the available funds cap rate applicable thereto, then the excess interest amount is generated by the portion of each underlying securitization trust represented by the principal balance of the related notes may be used to make a compensatory payment to noteholders.

The notes that are subject to basis risk shortfalls as described above will be entitled to recover the amount of any such shortfalls, with interest thereon, to the extent that excess cash flow or other amounts become available to fund such recovery. Any amounts paid directly or indirectly from excess cash flow to the securitization noteholders in respect of any such shortfalls will reduce the excess interest amounts that would otherwise be distributable to us and may reduce the amount of over-collateralization release that would otherwise be available to us and will therefore not be available to us.

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

The geographic concentration of the mortgaged properties securing our securitized mortgage loans may create risks of greater losses associated with adverse conditions that may arise in areas of concentration.

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of March 31, 2005, 30% and 9% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

Our securitized mortgage loans are underwritten to standards that generally do not conform to the credit criteria required by Fannie Mae and Freddie Mac, and therefore may experience higher levels of delinquencies and losses.

All of our securitized mortgage loans have been originated and underwritten by AHL. In general, AHL originates and acquires mortgage loans that do not meet the credit criteria required by Fannie Mae and Freddie Mac. These “nonconforming” mortgage loans may tend to exhibit higher levels of delinquency and loss than mortgage loans, which conform to the requirements of Fannie Mae and Freddie Mac. The interest rates and the LTVs for such mortgage loans are established at levels designed to compensate for and offset the increased delinquency, foreclosure and loss risks presented by such loans. No assurances can be given, however, that the loans in any underlying securitization trust will not exceed expected delinquency, foreclosure and loss levels and adversely affect the amount and value of the cash flow to be received by us.

The diversification of the properties securing our interest in mortgage loans is limited, and the liquidation of a mortgage pool after the occurrence of an event of default could greatly reduce or even eliminate the amount distributable to us.

Although our assets consists primarily of the right to receive cash flows from mortgage pools and we benefit from the diversification of risks associated with the mortgage pools, the mortgage pools contain mortgage loans originated or acquired by AHL under AHL’s underwriting standards and serviced by AHL as servicer. Accordingly, any benefits arising from the diversification of the properties securing our interest in mortgage loans will be limited. Furthermore, there is no cross-collateralization between the underlying securitization trusts.

We may be adversely affected by litigations to which we or Accredited may become a party.

We may in the future become a defendant in lawsuits which seek to recover substantial amounts from us. No assurances can be given that we will be able to successfully defend all or any of such lawsuits, and adverse results in one or more of such lawsuits could have a material adverse effect on us. In addition, we could be adversely affected by litigation to which Accredited is a party.

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

Moreover, in order to satisfy the Ownership Test, our Declaration of Trust establishes certain ownership restrictions on our shares of beneficial interest. For example, no individual (as described above) may beneficially own more than 9.8% of our value. Even with this restriction, depending on the concentration of ownership of Accredited’s stock and the relative value in our common and preferred shares, it is possible that AHL’s ownership of our common shares would cause us to fail to satisfy the Ownership Test. In such a situation, the Declaration of Trust would require that the number of our common shares held by AHL which causes us to fail to satisfy the Ownership Test be transferred to a charitable trust at a price no greater than the fair market value of our common shares as of such date, and Accredited would have no future beneficial interest in such common shares (including the right to vote or receive dividends on such common shares).

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

Upon exercise of clean-up call. Each securitization trust is structured such that, when the aggregate outstanding principal balance of the notes has declined to a level less than or equal to a specified amount (typically 10%) of the original aggregate principal balance, then a specified party has the option to purchase the remaining mortgage loans from the trust, causing the securitization trust to call its outstanding notes and terminate the trust. The party holding this option is AHL, in the case of securitization transactions executed by AHL, and us, in the case of transactions executed by us. There can be no assurance that the holder of the clean-up call for each securitization trust will not exercise it at the earliest opportunity.

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

At March 31, 2005, the guarantee would have been effectively subordinated to approximately $6.9 billion of indebtedness, including warehouse and securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

Holders of our Series A Preferred Shares have very limited voting rights and, except in limited circumstances, will not be able to elect trustees or influence other matters submitted to a vote of our shareholders.

Although our Series A Preferred Shares have voting rights, these voting rights are very limited. All series of our preferred shares that provide for such voting rights will have the right to collectively in the aggregate cast 15% of the votes cast by shareholders on all matters put to our shareholders generally for a vote. This voting right will be allocated among the preferred shares according to their liquidation preference. The holders of the common shares will have the right to cast 85% of the votes on such matters. AHL currently holds all of our outstanding common shares of beneficial interest and, accordingly, controls enough voting power to determine the outcome of matters submitted to a vote of our shareholders, including the election of trustees.

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

Accredited is involved in virtually every aspect of our existence. AHL is the sole holder of our common shares of beneficial interest and acts as servicer of the securitized mortgage loans. In addition, all of our officers and trustees are also officers and/or directors of Accredited. As the holder of all of our outstanding common shares of beneficial interest, except in limited circumstances, AHL will have the right to elect all of our trustees, including our independent trustees.

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

We are economically and operationally dependent on AHL.

We acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. Accordingly, we are economically and operationally dependent on AHL, and, as such, our results of operation or financial condition may not be indicative of the conditions that would have existed if we had operated as an unaffiliated entity.

We may fail to qualify as a real estate investment trust, which would permit us to redeem the Series A Preferred Shares under certain circumstances.

We intend to be owned, organized and operated so as to qualify as a real estate investment trust under the Internal Revenue Code. Although we believe that we will be owned and organized and will operate in such a manner, it is not certain that we will be able to remain qualified as a real estate investment trust for federal income tax purposes. Our qualification as a real estate investment trust depends on, among other factors, the distribution annually of at least 90% of our taxable income, determined before any deduction for dividends paid and excluding any net capital gains, the nature of our assets, the manner of our operation, our organization, our capital structure and the ownership of our equity. Qualification as a real estate investment trust involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the satisfaction of various requirements not entirely within our control. No assurance can be given that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification in a way that would materially and adversely affect our ability to qualify as a real estate investment trust. Any such new legislation, Treasury regulation, interpretation or decision could be the basis of a tax event that would permit us to redeem our Series A Preferred Shares, subject to certain conditions, for the amount of the liquidation preference per share of our Series A Preferred Shares plus accrued and unpaid dividends to, but excluding, the redemption date.

Although we intend to be owned, organized and operated in a manner that allows us to qualify and remain qualified as a real estate investment trust, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interests and the best interests of holders of our common shares of beneficial interest and preferred shares to revoke our election to be treated as a real estate investment trust. Any such determination by us may be made without shareholder approval but, as long as any shares of the Series A Preferred Shares are outstanding, will require the prior approval of a majority of our independent trustees (as defined in the terms of our Series A Preferred Shares).

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

At any time following the occurrence of a tax event or an investment company event, even if such tax event or investment company event occurs prior to September 30, 2009 (which would otherwise be the first day on which we could redeem the Series A Preferred Shares), we will have the right but not the obligation to redeem our Series A Preferred Shares in whole for an amount equal to the liquidation preference per share, plus accrued and unpaid dividends, if any, to, but excluding, the date of redemption, subject to certain additional conditions. The occurrence of a tax event or an investment company event will not, however, give a shareholder any right to require us to redeem our Series A Preferred Shares. A tax event will generally occur if we receive an opinion of counsel to the effect that, as a result of a judicial decision or official administrative pronouncement, ruling or regulatory procedure or as a result of changes in the tax laws, regulations or related official interpretations, there is a more than insubstantial risk that dividends with respect to our shares of beneficial interest will not be fully deductible by us or we will be subject to more than a de minimus amount of additional taxes or governmental charges. An investment company event generally will occur if we receive an opinion of counsel to the effect that there is more than an insubstantial risk that we are or will be considered an “investment company” within the meaning of the Investment Company Act as a result of any judicial decision, any pronouncement or interpretation, the adoption or amendment of any law, rule or regulation, any notice or announcement by any U.S. legislative body, court, governmental agency or regulatory authority, in each case after the initial issuance of Series A Preferred Shares.

The ownership limitations and restrictions on transfer relating to the Series A Preferred Shares could have adverse consequences to us.

In order to facilitate our compliance with the requirements to qualify as a real estate investment trust under the Internal Revenue Code, our Declaration of Trust contains certain ownership limitations and transfer restrictions relating to our Series A Preferred Shares. The Declaration of Trust provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% (the “Aggregate Share Ownership Limit”) of the value of our outstanding common and preferred shares of beneficial interest. In addition, the Declaration of Trust further prohibits (a) any person from beneficially or constructively owning shares of beneficial interest of us that would result in us being “closely held” under Section 856(h) of the Internal Revenue Code or otherwise cause us to fail to qualify as a real estate investment trust and (b) any person from transferring our shares of beneficial interest if such transfer would result in our shares of beneficial interest being owned by fewer than 100 persons. Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of our shares of beneficial interest that will or may violate any of the foregoing restrictions on transferability and ownership is required to give notice immediately to us and provide us with such other information as we may request in order to determine the effect of such transfer on our status as a real estate investment trust. The Aggregate Share Ownership Limit does not apply to the common shares owned, directly or indirectly, by AHL.

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

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	Controls and Procedures

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

PART II

ITEM 1.	Legal Proceedings

We are not currently the subject of any litigation. We are not currently involved in nor, to our knowledge, currently threatened with any material litigation with respect to the assets included in our portfolio.

Legal proceedings to which Accredited is a party are described in its quarterly report on Form 10-Q for the period ended March 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2005

ACCREDITED MORTGAGE LOAN REIT TRUST.

BY:	/S/ JAMES A. KONRATH
James A. Konrath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/S/ JOHN S. BUCHANAN
John S. Buchanan
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	(1)	Declaration of Trust of the Registrant.

3.2	(2)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004.

3.3	(3)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004.

3.4	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.2		See exhibit 3.2 above.

4.3		See exhibit 3.3 above.

4.4	(2)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.5	(3)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(4)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	(4)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Filed with amendment number 2 to Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.

(2)	Filed with Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.

(3)	Filed with Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.

(4)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.