Form 10-Q
period 2005-06-30
Accredited Mortgage Loan REIT Trust
filed 2005-08-09
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒(1)    or    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    or    No  ☒

The number of outstanding shares of the registrant’s common stock as of August 4, 2005 was 100,000.

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

In this Form 10-Q, unless the context requires otherwise, “REIT,” “we,” “our,” and “us” means Accredited Mortgage Loan REIT Trust.

PART I

ITEM 1. Financial Statements

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value amounts)(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$41,951	$4,018
Mortgage loans held for investment, net of reserves of $78,140 and $54,960, respectively	5,140,624	4,056,306
Other receivables	44,908	29,983
Prepaid expenses and other assets	30,117	19,924
Receivable from parent	15,966	15,214

Total assets	$5,273,566	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization bond financing	$5,044,210	$3,954,115
Accrued interest payable	4,649	5,206

Total liabilities	5,048,859	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at June 30, 2005 and December 31, 2004	4,094	4,094
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1	1
Additional paid-in capital	150,333	163,287
Other comprehensive income	5,661	3,348
Retained earnings	64,618	(4,606)

Total stockholders’ equity	224,707	166,124

Total liabilities and stockholders’ equity	$5,273,566	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amount)(Unaudited)

	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004	Six Months Ended June 30, 2005
REVENUES:
Interest income (including $224, $0 and $431 from parent)	$95,490	$5,615	$179,587
Interest expense	(44,601)	(1,842)	(79,127)

Net interest income	50,889	3,773	100,460
Provision for losses	(7,244)	(1,209)	(10,046)

Net interest income after provision	43,645	2,564	90,414
Other income	265	1	357

Total net revenues	43,910	2,565	90,771

OPERATING EXPENSES:
Management fee assessed by parent	6,151	344	11,497
Direct general and administrative expenses	2	—	61

Total operating expenses	6,153	344	11,558

Net income	37,757	2,221	79,213
Dividends on preferred stock	(2,494)	—	(4,989)

Net income available to common stockholders	$35,263	$2,221	$74,224

Basic and diluted earnings per common share	$352.63	$22.21	$742.24

Weighted average shares outstanding for basic and diluted	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Six Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,213	$2,221
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(1,713)	(15)
Amortization of bond discount	522	—
Provision for losses	10,046	1,209
Unrealized loss on derivatives	(3,872)	—
Adjustment into earnings for gain on derivatives from other comprehensive income	(6,152)	—
Changes in operating assets and liabilities:
Other receivables	(14,925)	(5,979)
Prepaid expenses and other assets	12,839	(4,435)
Accrued interest payable	(557)	(35)

Net cash provided by operating activities	75,401	(7,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	807,936	4,606

Net cash provided by investing activities	807,936	4,606

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	1,895,673	684,920
Payments on securitization bond financing	(812,055)	(4,678)
Payments on temporary credit facilities	(1,921,281)	(677,011)

Net payments to parent	(5,000)	—
Capital contributions from parent	3,000	—
Intercompany payable/receivable	(752)	—
Payments of preferred stock dividends	(4,989)	—

Net cash used in financing activities	(845,404)	3,231

Net increase in cash and cash equivalents	37,933	803

Beginning balance cash and cash equivalents	4,018	—

Ending balance cash and cash equivalents	$41,951	$803

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$87,606	$484

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$2,248	$—

Detail of assets and liabilities contributed from parent:
Mortgage loans, net of reserves, deferred origination costs and fair value basis adjustments for hedge accounting	1,905,328	—
Outstanding balances on warehouse credit facilities	(1,921,281)	—

Net capital contributions (reductions) from parent	$(15,953)	$—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

AHL also provides operating facilities, administration and loan servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operation or financial condition may not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the provision for loan losses, hedging policies and income taxes.

Cash and Cash Equivalents

For purposes of financial statement presentation, the REIT considers all liquid investments with an original maturity of three months or less to be cash equivalents.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Mortgage Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that Accredited has securitized in structures that require financing treatment. During the three and six months ended June 30, 2005, the REIT completed one and two securitizations of mortgage loans totaling $1.0 billion and $1.9 billion, respectively, structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with three of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Escrow and Fiduciary Funds

The REIT maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $88.7 million and $68.2 million at June 30, 2005 and December 31, 2004, respectively, and are excluded from the REIT’s assets and liabilities.

Income Taxes

The REIT intends to elect to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At June 30, 2005 and December 31, 2004, real estate owned amounting to $4.0 million and $2.7 million, respectively, net of valuation allowances, is included in other assets.

Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Accumulated other comprehensive income for the six months ended June 30, 2005 is determined as follows:

(In thousands) (Unaudited)
Balance at December 31, 2004	$3,348
Net unrealized gains on cash flow hedges	8,465
Reclassification adjustment into earnings for realized gain on derivatives	(6,152)

Balance at June 30, 2005	$5,661

Comprehensive income is determined as follows:

	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004	Six Months Ended June 30, 2005
	(In thousands) (Unaudited)
Net income	$37,757	$2,221	$79,213
Net unrealized gains on cash flow hedges	(15,502)	—	8,465
Reclassification adjustment into earnings for realized gain on derivatives	(3,856)	—	(6,152)

Total comprehensive income	$18,399	$2,221	$81,526

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At June 30, 2005, 28% and 10% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at June 30, 2005.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio. This could restrict our and AHL’s ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Loans held for investment—principal balance	$5,214,538	$4,101,982
Basis adjustment for fair value hedge accounting	10,048	13,741
Net deferred origination fees	(5,822)	(4,457)
Allowance for loan losses	(78,140)	(54,960)

Loans held for investment, net	$5,140,624	$4,056,306

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Period		Contributions from Parent	Provision for Losses	Chargeoffs, net		Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended June 30, 2005:
Mortgage loans held for investment		$63,823	$8,376	$6,913		$(972)	$78,140
Real estate owned		2,664	—	331		—	2,995

Total		$66,487	$8,376	$7,244		$(972)	$81,135

Inception (May 4, 2004) to June 30, 2004:
Mortgage loans held for investment	$		$14,448	$1,209	$		$15,657
Real estate owned		—	—	—		—	—

Total	$		$14,448	$1,209	$		$15,657

Six Months Ended June 30, 2005:
Mortgage loans held for investment		$54,960	$15,998	$9,079		$(1,897)	$78,140
Real estate owned		2,028	—	967		—	2,995

Total		$56,988	$15,998	$10,046		$(1,897)	$81,135

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned:

	At June 30, 2005		At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands) (Unaudited)
Mortgage loans held for investment	$5,214,538	$36,309	$4,101,982	$22,634
Real estate owned	6,964	6,964	4,716	4,716

Total	$5,221,502	$43,273	$4,106,698	$27,350

	Credit Losses, net of recoveries
	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004	Six Months Ended June 30, 2005
	(In thousands) (Unaudited)
Mortgage loans held for investment	972	—	1,897
Real estate owned	—	—	—

Total	$972	$—	$1,897

4. OTHER RECEIVABLES

Other receivables were as follows:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Accrued interest on mortgage loans	$29,206	$22,039
Deposit in derivative margin account	15,577	6,361
Other	125	1,583

Total	$44,908	$29,983

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At June 30, 2005 and December 31, 2004, fair value hedge basis adjustments of $10.0 million and $13.7 million are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three or six months ended June 30, 2005 or for the period from inception (May 4, 2004) to June 30, 2004, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

During the third quarter of 2004, the REIT began utilizing cash flow hedging and implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously, the REIT had been using

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

fair value hedge accounting, but elected to use this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Effective unrealized losses, net of effective unrealized gains, associated with cash flow hedges of ($15.5 million) and $8.5 million were recorded in other comprehensive income during the three and six months ended June 30, 2005, respectively, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from September 2005 to June 2012. A total of $11.1 million in net effective gains, included in other comprehensive income at June 30, 2005, is expected to be reclassified into earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of ($0.6 million) and $0.5 million was recorded in earnings during the three and six months ended June 30, 2005, respectively, and is included as a component of interest expense in the statement of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At June 30, 2005 the REIT had outstanding futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. At June 30, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $15.6 million and $6.4 million, respectively, and is included in other receivables. At June 30, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $1.8 million, $7.4 million and $0.1 million, respectively, and is included in other assets. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at June 30, 2005 and December 31, 2004 of these derivatives and related margin account balances was $24.9 million and $9.5 million, respectively. A loss of $23.0 thousand and a gain of $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three and six months ended June 30, 2005, respectively, relating to the gains and losses in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged liability, recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands) (Unaudited)
Three months ended June 30, 2005:
Net unrealized (loss)	$(1,683)	$(1,981)	$(3,664)
Net realized gain	—	5,077	5,077

Total	$(1,683)	$3,096	$1,413

Inception (May 4, 2004) to June 30, 2004:
Net unrealized (loss)	$(762)	—	(762)
Net realized gain	—	—	—

Total	$(762)	$—	$(762)

Six months ended June 30, 2005:
Net unrealized (loss)	$(3,461)	(7,333)	(10,794)
Net realized gain	—	15,292	15,292

Total	$(3,461)	$7,959	$4,498

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended June 30, 2005, AHL and the REIT, as several sellers, modified two warehouse agreements to permit the securitization of $1.0 billion of mortgage loans. In 2005, the REIT also entered into one additional short-term temporary aggregate warehouse facility to permit the securitization of $917.2 million of mortgage loans. This facility lasted for approximately 30 days. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities; in addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities (“REIT Transaction”). The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR. Amounts outstanding on the warehouse facilities described above during the six months ended June 30, 2005 totaled $1.9 billion and represented the amount of loans securitized during that period. There were no outstanding REIT Transaction borrowings on any of the warehouse facilities described above at June 30, 2005.

AHL and the REIT, as several borrowers or sellers, may enter into or modify additional warehouse facilities during 2005 in a similar manner in contemplation of a securitization.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

7. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$47,293	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	172,320	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	103,174	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	194,538	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	258,518	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	286,420	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	483,334	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	772,033	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	891,577	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	851,213	—
Series 2005-2 securitization with a stated maturity date of July 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	987,804	—

	5,048,224	3,957,073
Unamortized bond discounts	(4,014)	(2,958)

Total securitization bond financing, net	$5,044,210	$3,954,115

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $5.2 billion and $4.1 billion as of June 30, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in other assets, are $16.8 million and $14.1 million at June 30, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at June 30, 2005. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

(In thousands) (Unaudited)
Six months ending December 31, 2005	$718,483
Years Ending December 31:
2006	1,666,423
2007	1,142,191
2008	558,620
2009	351,398
2010	227,090
Thereafter	384,019
Unamortized bond discounts	(4,014)

Total	$5,044,210

8. INCOME TAXES AND DISTRIBUTION OF EARNINGS

At the time the REIT files its first income tax return, the REIT will elect to be treated as a real estate investment trust for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT will generally not be subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. Currently the REIT plans to distribute substantially all of its taxable income to common and preferred shareholders in accordance with IRS regulations.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004	Six Months Ended June 30, 2005
	(In thousands) (Unaudited)	(In thousands) (Unaudited)	(In thousands) (Unaudited)
Federal income tax at statutory rate	$13,216	$796	$27,725
Preferred stock dividends at statutory rate	(873)	—	(1,746)
Common stock dividends paid deduction	(12,343)	(796)	(25,979)

Total provision	$—	$—	$—

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At June 30, 2005 and December 31, 2004, there were 4,093,678 preferred shares issued and outstanding.

In March and June of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of June 30, 2005, the REIT was in compliance with the covenants applicable to date in 2005.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

10.	RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense and interest income under this agreement totaled $6.2 million and $0.2 million, respectively for the three months ended June 30, 2005, and $11.5 million and $0.4 million for the six months ended June 30, 2005. At June 30, 2005 and December 31, 2004, the net receivable from parent was $16.0 million and $15.2 million, respectively.

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

General

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of our outstanding common shares are held by Accredited Home Lenders, Inc. (“AHL”), a wholly-owned subsidiary of Accredited Home Lenders Holding Co (“Accredited”).

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

We intend to elect to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we will generally not be subject to federal or state income tax to the extent that distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

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

We anticipate that our results of operations will fluctuate on a quarterly and annual basis. The timing and degree of fluctuation will depend upon several factors, including competition, economic slowdowns and increased interest rates in addition to those discussed under “Risk Factors That May Affect Future Results and Accredited’s Guarantee of Series A Preferred Shares”. We cannot assure you that we will be able to sustain revenue growth or maintain profitability on a quarterly or annual basis or that our growth will be consistent with predictions made, if any, by securities analysts.

Results Of Operations

Three Months Ended June 30, 2005 Compared to the Period from Inception (May 4, 2004) to June 30, 2004

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$95,490	$5,615
Interest expense	(44,601)	(1,842)

Net interest income	50,889	3,773
Provision for losses	(7,244)	(1,209)

Net interest income after provision	43,645	2,564
Other income	265	1

Total net revenues	$43,910	$2,565

Average inventory of loans held for investment	$5,023,051	$398,459
Annualized interest income as a percentage of average inventory of loans held for investment	7.60%	5.64%

Interest Income and Expense. Interest income totaled $95.5 million for the three months ended June 30, 2005, and $5.6 million for the period from inception to June 30, 2004, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $44.6 million for the three months ended June 30, 2005, and $1.8 million for the period from inception to June 30, 2004, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

The components of our net interest margin are as follows:

	Three Months Ended June 30, 2005			Inception (May 4, 2004) to June 30, 2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$95,490	$5,023,051	7.60%	$5,615	$398,459	5.64%
Interest expense	(44,601)	$4,864,662	(3.67)	(1,842)	$389,527	(1.89)

Spread	$50,889		3.93%	$3,773		3.75%

Net interest margin	$50,889	$5,023,051	4.05%	$3,773	$398,459	3.79%

Provision for Losses. The provision for losses is comprised of the following:

	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004
	(Dollars in thousands)
Current period provision for loans held for investment	$6,913	$1,209
Reserve balance on loans held for investment at period end	$78,140	$15,657
Principal balance loans held for investment at period end	$5,214,537	$1,125,501
Reserve balance on loans as a percentage of the principal balance at period end	1.5%	1.4%

Provision for losses reflects additions to reserves after the loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The 1.5% reserve balance on mortgage loans held for investment as a percentage of the principal balance outstanding at period end is our estimate of the amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses in our securitized loan portfolio.

Management Fee Assessed by Parent Company. The management fee assessed by our parent, AHL, for servicing and general and administrative services totaled $6.2 million for the three months ended June 30, 2005, and $0.3 million for the period from inception to June 30, 2004, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Direct General and Administrative Expense. Direct general and administrative expenses totaled $2,000 for the three months ended June 30, 2005 and represent audit, legal and trustee fees incurred directly by us.

Income taxes. There is no provision for income taxes for the three months ended June 30, 2005 or for the period from inception to June 30, 2004, as we expect to dividend all of our 2005 taxable income to preferred and common shareholders.

Six Months Ended June 30, 2005 Compared to the Period from Inception (May 4, 2004) to June 30, 2004

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Six Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$179,587	$5,615
Interest expense	(79,127)	(1,842)

Net interest income	100,460	3,773
Provision for losses	(10,046)	(1,209)

Net interest income after provision	90,414	2,564
Other income	357	1

Total net revenues	$90,771	$2,565

Average inventory of loans held for investment	$4,742,462	$199,229
Annualized interest income as a percentage of average inventory of loans held for investment	7.57%	5.64%

Interest Income and Expense. Interest income totaled $179.6 million for the six months ended June 30, 2005, and $5.6 million for the period from inception to June 30, 2004, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $79.1 million for the six months ended June 30, 2005, and $1.8 million for the period from inception to June 30, 2004, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

We currently expect interest income to increase in 2005 as a result of growth in our loan portfolio. We currently expect interest expense to increase in 2005 as our borrowings increase to support our expected growth in our loan portfolio.

The components of our net interest margin are as follows:

	Six Months Ended June 30, 2005			Inception (May 4, 2004) to June 30, 2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$179,587	$4,742,462	7.57%	$5,615	$199,229	5.64%
Interest expense	(79,127)	$4,584,284	(3.45)	(1,842)	$194,764	(1.89)

Spread	$100,460		4.12%	$3,773		3.75%

Net interest margin	$100,460	$4,742,462	4.24%	$3,773	$199,229	3.79%

Provision for Losses. The provision for losses is comprised of the following:

	Six Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004
	(Dollars in thousands)
Current period provision for loans held for investment	$9,079	$1,209
Reserve balance on loans held for investment at period end	$78,140	$15,657
Principal balance loans held for investment at period end	$5,214,537	$1,125,501
Reserve balance on loans as a percentage of the principal balance at period end	1.5%	1.4%

Provision for losses reflects additions to reserves after the loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The 1.5% reserve balance on mortgage loans held for investment as a percentage of the principal balance outstanding at period end is our estimate of the amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses in our securitized loan portfolio.

We currently expect our total provision for losses to increase in 2005 commensurate with our average loan portfolio.

Management Fee Assessed by Parent Company. The management fee assessed by our parent, AHL, for servicing and general and administrative services totaled $11.5 million for the six months ended June 30, 2005, and $0.3 million for the period from inception to June 30, 2004, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Direct General and Administrative Expense. Direct general and administrative expenses totaled $61,000 for the six months ended June 30, 2005, and represent audit, legal and trustee fees incurred directly by us.

Income taxes. There is no provision for income taxes for the six months ended June 30, 2005 or for the period from inception to June 30, 2004, as we expect to dividend all of our 2005 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2005. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is dividended to it at the parent company’s effective tax rate.

Liquidity and Capital Resources

Parent Contributions

During the six months ended June 30, 2005, AHL contributed mortgage loans of $1.9 billion and cash of $3.0 million, reduced by contributions of aggregate outstanding credit facility balances of $1.9 billion, resulting in a reduction of Additional Paid in Capital of $13.0 million. AHL will from time-to-time in the future contribute additional capital or other net assets to us.

Preferred Stock

In March and June of 2005, the REIT’s board of trustees declared a quarterly cash dividend on our preferred shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2005.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with all of these covenants, no dividends can be declared on our common shares until we are in compliance with all covenants as of the end of two successive quarters. As of June 30, 2005, we were in compliance with the covenants applicable to date in 2005.

Securitizations

In May 2005, we completed a securitization of approximately $1.0 billion of first priority residential mortgage loans. Pursuant to the securitization, senior notes with variable rates ranging from One-Month LIBOR plus 0.10% to One-Month LIBOR plus 0.35%, and subordinated notes with variable rates ranging from One-Month LIBOR plus 0.40% to One-Month LIBOR plus 2.50% were issued totaling approximately $1.0 billion. The notes have a final stated maturity date of July 2035.

Summary of Cash Activity

Cash provided by operating activities of $75.4 million, cash provided by principal payments received on mortgage loans held for investment of $807.9 million, cash capital contributions from AHL of $3.0 million and net proceeds from the issuance of securitized bond financing of $1.9 billion during the six months ended June 30, 2005 were used primarily to pay off outstanding credit facility balances contributed by AHL of $1.9 billion to fund payments on the securitization bond financing of $812.1 million and to pay dividends on our preferred stock of $5.0 million. With the increase in mortgage loans held for investment during 2005, we expect to have increased cash from operating activities in 2005 from this higher base of interest earning assets.

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

During the six months ended June 30, 2005, AHL and we, as several sellers, modified two warehouse agreements to permit the securitization of $1.0 billion of mortgage loans. In 2005, we also entered into one short-term temporary aggregate warehouse facility to permit securitization of $917.2 million of mortgage loans. This facility lasted for approximately 30 days. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of our obligations under the facilities; in addition, the facilities are structured so that we only have monetary responsibilities for a limited period prior to a securitization and otherwise do not have any monetary obligations under the facilities (“REIT Transaction”). The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR. Amounts outstanding on the warehouse facilities described above during the six months ended June 30, 2005 totaled $1.9 billion and represented the amount of loans held for securitization. There were no outstanding REIT Transaction borrowings on any of the warehouse facilities described above at June 30, 2005.

AHL and we, as several borrowers or sellers, may enter into or modify additional warehouse facilities during 2005 to finance the related mortgage loans that are to be contributed by AHL to the REIT in contemplation of a securitization.

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

Derivative Instruments and Hedging Activities

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures, options interest rate cap agreements and interest rate swap agreements. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at their fair value.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of June 30, 2005:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Securitized debt subject to portfolio-based accounting	$(36,910)	$(73,200)	$37,683	$75,210
Derivatives related to securitized debt subject to portfolio-based accounting	29,910	60,447	(29,181)	(57,253)

Net change	$(7,000)	$(12,753)	$8,502	$17,957

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our February 2005 and May 2005 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2004. The following table summarizes our contractual obligations for securitization bond financing, excluding future interest, at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Securitization bond financing(1)	$5,048,224	$718,483	$2,808,614	$910,018	$611,109

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of June 30, 2005, we did not have any off-balance sheet financing arrangements.

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

Provisions for Losses

We provide market valuation adjustments on mortgage loans held for investment and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on mortgage loans held for investment is recorded in an amount sufficient to maintain appropriate coverage for probable losses on such loans. The provision for losses also includes net losses on real estate owned. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

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

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of June 30, 2005, 28% and 10% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

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

Our warehouse credit facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Our warehouse credit facilities contain extensive restrictions and covenants. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

The covenants and restrictions in our warehouse credit facilities may restrict our ability to, among other things:

•	make certain investments or acquisitions;

•	repurchase or redeem capital stock;

•	engage in mergers or consolidations;

•	finance loans with certain attributes; and

•	hold loans for longer than established time periods.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations.

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

At June 30, 2005, the guarantee would have been effectively subordinated to approximately $7.8 billion of indebtedness, including warehouse and securitization indebtedness but excluding intercompany indebtedness, of

Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

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

Legal proceedings to which Accredited is a party are described in its quarterly report on Form 10-Q for the period ended June 30, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 26, 2005, the REIT held its Annual Meeting of Shareholders. At the meeting, James H. Berglund, Gary M. Erickson, Bowers W. Espy, Jody A. Gunderson, James A. Konrath, Joseph J. Lydon, Ray W. McKewon and Richard T. Pratt, DBA were elected to the Board of Trustees, each as a Trustee. All of the outstanding shares of the REIT’s common stock were voted in favor of each of the trustees. Series A Preferred Shares cast in favor of Messrs. Berglund, Erickson, Espy, Konrath, Lydon, McKewon and Pratt and Ms. Gunderson were 3,991,611, 3,985,790, 3,986,190, 3,532,065, 3,532,465, 3,531,665, 3,985,261 and 3,992,740 respectively. There were no votes against Messrs. Berglund, Erickson, Espy, Konrath, Lydon, McKewon and Pratt or Ms. Gunderson, and the abstentions were 28,412, 34,233, 33,833, 487,958, 487,588, 488,358, 34,762, and 27,283 respectively. In accordance with his previously announced plans, Mr. McKewon retired as a trustee and officer of the REIT effective July 15, 2005.

Also at the meeting, Deloitte & Touche LLP (“Deloitte”) was ratified as the REIT’s independent auditors. All of the outstanding shares of the REIT’s common stock and 3,984,060 shares of the Series A Preferred cast votes in favor of the ratification of Deloitte, with 14,400 Series A Preferred shares voting against ratification and 21,563 shares of Series A Preferred abstaining. Following the meeting, on June 14, 2005, the REIT dismissed Deloitte and engaged Grant Thornton LLP to serve as the REIT’s independent registered public accounting firm for the 2005 fiscal year. The decision to change accounting firms was approved by the Audit Committee of the REIT’s Board of Trustees.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2005

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