Form 10-Q
period 2005-09-30
Accredited Mortgage Loan REIT Trust
filed 2005-11-09
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    or    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    or    No  ☒

The number of outstanding shares of the registrant’s common stock as of November 8, 2005 was 100,000.

(1)	See explanatory note.

		Page
PART I
Item 1.	Financial Statements of Accredited Mortgage Loan REIT Trust	5
	Balance Sheets as of September 30, 2005 and December 31, 2004	5
	Statements of Operations for the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September 30, 2005 and from inception (May 4, 2004) to September 30, 2004	6
	Statements of Cash Flows for the Nine Months Ended September 30, 2005 and from inception (May 4, 2004) to September 30, 2004	7
	Notes to Unaudited Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II
Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

	Signatures	40
	Exhibit Index	41
	Certifications

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

In this Form 10-Q, unless the context requires otherwise, “REIT,” “we,” “our,” and “us” means Accredited Mortgage Loan REIT Trust.

PART I

ITEM 1. Financial Statements

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,101	$4,018
Mortgage loans held for investment, net of reserves of $87,748 and $54,960, respectively	5,642,847	4,056,306
Other receivables	62,445	29,983
Prepaid expenses and other assets	40,024	19,924
Receivable from parent	176,765	15,214

Total assets	$5,923,182	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization bond financing	$5,550,348	$3,954,115
Accrued interest payable	5,541	5,206

Total liabilities	5,555,889	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at September 30, 2005 and December 31, 2004	4,094	4,094
Common stock, $0.01 par value; authorized 100,000,000 shares; 100,000 shares issued and outstanding	1	1
Additional paid-in capital	231,354	163,287
Other comprehensive income	22,040	3,348
Retained earnings (deficit)	109,804	(4,606)

Total stockholders’ equity	367,293	166,124

Total liabilities and stockholders’ equity	$5,923,182	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
REVENUES:
Interest income (including $1,151, $20, $1,582 and $20 from parent)	$109,369	$30,898	$288,957	$36,512
Interest expense	(52,811)	(10,732)	(131,939)	(12,574)

Net interest income	56,558	20,166	157,018	23,938
Provision for losses	(2,578)	(2,432)	(12,624)	(3,642)

Net interest income after provision	53,980	17,734	144,394	20,296
Other income	502	117	859	118

Total net revenues	54,482	17,851	145,253	20,414

OPERATING EXPENSES:
Management fee assessed by parent	6,750	2,317	18,247	2,660
Direct general and administrative expenses	51	5	112	5

Total operating expenses	6,801	2,322	18,359	2,665

Net income	47,681	15,529	126,894	17,749
Dividends on preferred stock	(2,495)	(1,160)	(7,484)	(1,160)

Net income available to common stockholders	$45,186	$14,369	$119,410	$16,589

Basic and diluted earnings per common share	$451.86	$143.69	$1,194.10	$165.89

Weighted average shares outstanding for basic and diluted	100	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,894	$17,749
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination costs (fees) on securitized loans	(2,388)	1,402
Amortization of bond discount	782	—
Provision for losses	12,624	3,642
Unrealized loss on derivatives	(6,808)	—
Adjustment into earnings for gain on derivatives from other comprehensive income	(10,023)	(1,140)
Changes in operating assets and liabilities:
Other receivables	(32,207)	(8,904)
Prepaid expenses and other assets	32,610	(4,435)
Accrued interest payable	335	(35)

Net cash provided by operating activities	121,819	8,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,403,252	91,683

Net cash provided by investing activities	1,403,252	91,683

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	3,003,173	1,662,568
Payments on securitization bond financing	(1,417,245)	(95,492)
Payments on temporary credit facilities	(2,942,626)	(1,721,052)

Net payments to parent	(5,000)	—
Capital contributions from parent	3,000	26,000
Net increase in receivable from parent	(161,806)	—
Payments of preferred stock dividends	(7,484)	(1,160)
Proceeds from preferred stock offering of the consolidated subsidiary	—	84,094

Net cash used in financing activities	(1,527,988)	(45,042)

Net (decrease) increase in cash and cash equivalents	(2,917)	54,920

Beginning balance cash and cash equivalents	4,018	—

Ending balance cash and cash equivalents	$1,101	$54,920

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$144,911	$8,440

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$5,538	$—

Detail of assets and liabilities contributed from parent:
Mortgage loans, net of reserves, deferred origination costs and fair value basis adjustments for hedge accounting	$3,007,919	$2,616,151
Outstanding balances on warehouse credit facilities	(2,942,626)	(2,616,151)

Net capital contributions from parent	$65,293	$—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Cash and Cash Equivalents

For purposes of financial statement presentation, the REIT considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Mortgage Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that the REIT has securitized in structures that require financing treatment. During the three and nine months ended September 30, 2005, the REIT completed one and three securitizations of mortgage loans totaling $1.1 billion and $3.0 billion, respectively, structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with four of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The REIT has elected to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At September 30, 2005 and December 31, 2004, real estate owned amounting to $5.8 million and $2.7 million, respectively, net of valuation allowances, is included in other assets.

Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Accumulated other comprehensive income for the nine months ended September 30, 2005 is determined as follows:

(In thousands) (Unaudited)
Balance at December 31, 2004	$3,348
Net unrealized gains on cash flow hedges	28,715
Reclassification adjustment into earnings for realized gain on derivatives	(10,023)

Balance at September 30, 2005	$22,040

Comprehensive income is determined as follows:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
	(In thousands) (Unaudited)
Net income	$47,681	$15,529	$126,894	$17,749
Net unrealized gains or losses on cash flow hedges	20,250	(1,728)	28,715	(1,728)
Reclassification adjustment into earnings for realized gain on derivatives	(3,871)	—	(10,023)	—

Total comprehensive income	$64,060	$13,801	$145,586	$16,021

2. CONCENTRATIONS OF RISK

Geographic Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At September 30, 2005, 25% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at September 30, 2005.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio. This could restrict our and AHL’s ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations. While we have not completed our assessment of potential losses stemming from the recent hurricanes in the southeastern United States, we do not expect the resulting losses to have a material adverse impact on our business, financial condition, liquidity or results of operations.

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Loans held for investment—principal balance	$5,734,732	$4,101,982
Basis adjustment for fair value hedge accounting	2,048	13,741
Net deferred origination fees	(6,185)	(4,457)
Allowance for loan losses	(87,748)	(54,960)

Loans held for investment, net	$5,642,847	$4,056,306

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Period		Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended September 30, 2005:
Mortgage loans held for investment		$78,140	$9,685	$1,164	$(1,241)	$87,748
Real estate owned		2,995	—	1,414	—	4,409

Total		$81,135	$9,685	$2,578	$(1,241)	$92,157

Three Months Ended September 30, 2004:
Mortgage loans held for investment		$15,658	$16,861	$2,432	$(613)	$34,338
Real estate owned		—	—	—	—	—

Total		$15,658	$16,861	$2,432	$(613)	$34,338

Nine Months Ended September 30, 2005:
Mortgage loans held for investment		$54,960	$25,682	$10,243	$(3,137)	$87,748
Real estate owned		2,028	—	2,381	—	4,409

Total		$56,988	$25,682	$12,624	$(3,137)	$92,157

Inception (May 4, 2004) to September 30, 2004:
Mortgage loans held for investment		$—	$31,309	$3,642	$(613)	$34,338
Real estate owned		—	—	—	—	—

Total	$		$31,309	$3,642	$(613)	$34,338

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned:

	At September 30, 2005		At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
	(Unaudited)
Mortgage loans held for investment	$5,734,732	$49,082	$4,101,982	$22,634
Real estate owned	10,254	10,254	4,716	4,716

Total	$5,744,986	$59,336	$4,106,698	$27,350

	Credit Losses, net of recoveries
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
	(In thousands) (Unaudited)
Mortgage loans held for investment	$1,241	$613	$3,137	$613
Real estate owned	—	—	—	—

Total	$1,241	$613	$3,137	$613

4. OTHER RECEIVABLES

Other receivables were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Accrued interest on mortgage loans	$30,502	$22,039
Deposit in derivative margin account	31,943	6,361
Other	—	1,583

Total	$62,445	$29,983

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At September 30, 2005 and December 31, 2004, fair value hedge basis adjustments of $2.0 million and $13.7 million are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three or nine months ended September 30, 2005 or for the three months and the period from inception (May 4, 2004) to September 30, 2004, as the REIT has discontinued fair value hedge accounting on loans held for investment.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $20.3 million and $28.7 million were recorded in other comprehensive income during the three and nine months ended September 30, 2005, respectively, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from December 2005 to June 2014. A total of $19.1 million in net effective gains, included in other comprehensive income at September 30, 2005, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $1.5 million and $2.0 million was recorded in earnings during the three and nine months ended September 30, 2005, respectively, and is included as a component of interest expense in the statement of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At September 30, 2005 the REIT had outstanding futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. At September 30, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $31.9 million and $6.4 million, respectively, and is included in other receivables. At September 30, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $3.9 million, $11.8 million and $0.1 million, respectively, and is included in other assets. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at September 30, 2005 and December 31, 2004 of these derivatives and related margin account balances was $47.8 million and $9.5 million, respectively. A gain of $0.3 million and a gain of $2.0 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three and nine months ended September 30, 2005, respectively, relating to the gains and losses in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged liability, recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands) (Unaudited)
Three months ended September 30, 2005:
Net unrealized loss	$(1,046)	$(3,970)	$(5,016)
Net realized gain	—	9,372	9,372

Total	$(1,046)	$5,402	$4,356

Three months ended September 30, 2004:
Net unrealized gain	$1,588	$—	$1,588
Net realized loss	(911)	—	(911)

Total	$677	$—	$677

Nine months ended September 30, 2005:
Net unrealized loss	$(4,506)	$(11,314)	(15,820)
Net realized gain	—	24,659	24,659

Total	$(4,506)	$13,345	$8,839

Inception (May 4, 2004) to September 30, 2004:
Net unrealized gain	$826	$—	$826
Net realized loss	(911)	—	(911)

Total	$(85)	$—	$(85)

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

AHL and the REIT, as several sellers, have entered into temporary aggregate warehouse facilities to permit the securitization of mortgage loans. The duration of any one of these facilities is approximately 30 days. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities; in addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities (“REIT Transaction”). The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR. Amounts outstanding on the warehouse facilities described above during the nine months ended September 30, 2005 totaled $3.0 billion and represented the amount of loans securitized during that period. There were no outstanding borrowings on any of the temporary warehouse facilities described above at September 30, 2005.

AHL and the REIT, as several borrowers or sellers, may enter into or modify additional warehouse facilities during 2005 in a similar manner in contemplation of a securitization.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

7. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$32,384	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	144,256	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	87,282	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	159,373	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	225,201	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	250,116	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	422,332	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	659,606	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	786,716	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	770,928	—
Series 2005-2 securitization with a stated maturity date of July 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	922,428	—
Series 2005-3 securitization with a stated maturity date of September 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 1.70%	1,093,492	—

	5,554,114	3,957,073
Unamortized bond discounts	(3,766)	(2,958)

Total securitization bond financing, net	$5,550,348	$3,954,115

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $5.7 billion and $4.1 billion as of September 30, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in other assets, are $18.4 million and $14.1 million at September 30, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at September 30, 2005. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

(In thousands) (Unaudited)
Three months ending December 31, 2005	$446,869
Years Ending December 31:
2006	2,093,748
2007	1,258,389
2008	563,024
2009	365,390
2010	261,614
Thereafter	565,080
Unamortized bond discounts	(3,766)

Total	$5,550,348

8. INCOME TAXES AND DISTRIBUTION OF EARNINGS

With the filing of its first Federal income tax return on September 9, 2005, the REIT elected to be treated as a real estate investment trust for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT will generally not be subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. Currently the REIT plans to distribute substantially all of its taxable income to common and preferred shareholders.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
	(In thousands) (Unaudited)
Federal income tax at statutory rate	$16,688	$3,529	$44,413	$4,325
Preferred stock dividends at statutory rate	(873)	(406)	(2,619)	(406)
Common stock dividends paid deduction	(15,815)	(3,123)	(41,794)	(3,919)

Total provision	$—	$—	$—	$—

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At September 30, 2005 and December 31, 2004, there were 4,093,678 preferred shares issued and outstanding.

In March, June and September of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15 and September 15, which aggregated $7.5 million for the nine months ended September 30, 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of September 30, 2005, the REIT was in compliance with the covenants applicable to date in 2005.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

10.	RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense and interest income under this agreement totaled $6.8 million and $1.2 million, respectively for the three months ended September 30, 2005, and $18.2 million and $1.6 million for the nine months ended September 30, 2005. At September 30, 2005 and December 31, 2004, the net receivable from parent was $176.8 million and $15.2 million, respectively. During the 3rd quarter AHL borrowed approximately $150 million from the REIT and used those funds to pay down its warehouse line debt. It is anticipated that the majority of the advance outstanding at September 30, 2005 will be repaid before the current fiscal year end.

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

The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we will generally not be subject to federal or state income tax to the extent that distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

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

Results Of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$109,369	$30,898
Interest expense	(52,811)	(10,732)

Net interest income	56,558	20,166
Provision for losses	(2,578)	(2,432)

Net interest income after provision	53,980	17,734
Other income	502	117

Total net revenues	$54,482	$17,851

Average inventory of loans held for investment	$5,566,315	$1,646,496
Annualized interest income as a percentage of average inventory of loans held for investment	7.88%	7.52%

Interest Income and Expense. Interest income totaled $109.4 million (including interest from the parent of $1.2 million) for the three months ended September 30, 2005, and $30.9 million (including interest from the parent of $20 thousand) for the three months ended September 30, 2004, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $52.8 million for the three months ended September 30, 2005, and $10.7 million for the three months ended September 30, 2004, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

The components of our net interest margin are as follows:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$109,369	$5,566,315	7.88%	$30,898	$1,646,496	7.52%
Interest expense	(52,811)	$5,383,166	(3.92)	(10,732)	$1,595,917	(2.69)

Spread	$56,558		3.96%	$20,166		4.83%

Net interest margin	$56,558	$5,566,315	4.08%	$20,166	$1,646,496	4.92%

Provision for Losses. The provision for losses is comprised of the following:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	(Dollars in thousands)
Current period provision for loans held for investment	$2,578	$2,432
Reserve balance on loans held for investment at period end	$87,748	$34,338
Principal balance loans held for investment at period end	$5,734,732	$2,540,671
Reserve balance on loans as a percentage of the principal balance at period end	1.5%	1.4%

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

Management Fee Assessed by Parent Company. The management fee assessed by our parent, AHL, for servicing and general and administrative services totaled $6.8 million for the three months ended September 30, 2005, and $2.3 million for the three months ended September 30, 2004, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Direct General and Administrative Expense. Direct general and administrative expenses totaled $51,000 for the three months ended September 30, 2005 compared to $5,000 for the three months ended September 30, 2004, and represent audit, legal and trustee fees incurred directly by the REIT.

Income taxes. There is no provision for income taxes for the three months ended September 30, 2005 or for the period from inception to September 30, 2004, as we expect to dividend all of our 2005 taxable income to preferred and common shareholders.

Nine Months Ended September 30, 2005 Compared to the Period from Inception (May 4, 2004) to September 30, 2004

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$288,957	$36,512
Interest expense	(131,939)	(12,574)

Net interest income	157,018	23,938
Provision for losses	(12,624)	(3,642)

Net interest income after provision	144,394	20,296
Other income	859	118

Total net revenues	$145,253	$20,414

Average inventory of loans held for investment	$5,039,903	$681,652
Annualized interest income as a percentage of average inventory of loans held for investment	7.64%	7.14%

Interest Income and Expense. Interest income totaled $289.0 million (including interest from the parent of $1.6 million) for the nine months ended September 30, 2005, and $36.5 million (including interest from the parent of $20 thousand) for the period from inception to September 30, 2004, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $131.9 million for the nine months ended September 30, 2005, and $12.6 million for the period from inception to September 30, 2004, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

The components of our net interest margin are as follows:

	Nine Months Ended September 30, 2005			Inception (May 4, 2004) to September 30, 2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$288,957	$5,039,903	7.64%	$36,512	$681,652	7.14%
Interest expense	(131,939)	$4,871,723	(3.61)	(12,574)	$661,815	(2.53)

Spread	$157,018		4.03%	$23,938		4.61%

Net interest margin	$157,018	$5,039,903	4.15%	$23,938	$681,652	4.68%

Provision for Losses. The provision for losses is comprised of the following:

	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
	(Dollars in thousands)
Current period provision for loans held for investment	$12,624	$3,642
Reserve balance on loans held for investment at period end	$87,748	$34,338
Principal balance loans held for investment at period end	$5,734,732	$2,540,671
Reserve balance on loans as a percentage of the principal balance at period end	1.5%	1.4%

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

Management Fee Assessed by Parent Company. The management fee assessed by our parent, AHL, for servicing and general and administrative services totaled $18.2 million for the nine months ended September 30, 2005, and $2.7 million for the period from inception to September 30, 2004, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Direct General and Administrative Expense. Direct general and administrative expenses totaled $112,000 for the nine months ended September 30, 2005 and $5,000 for the period from inception (May 4, 2004) to September 30, 2004 and represent audit, legal and trustee fees incurred directly by the REIT.

Income taxes. There is no provision for income taxes for the nine months ended September 30, 2005 or for the period from inception to September 30, 2004, as we expect to dividend all of our 2005 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2005. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate.

Liquidity and Capital Resources

Parent Contributions

During the nine months ended September 30, 2005, AHL contributed mortgage loans of $3.0 billion and cash of $3.0 million, reduced by contributions of aggregate outstanding credit facility balances of $2.9 billion, resulting in contributions to Additional Paid in Capital of $68.3 million. AHL will from time-to-time in the future contribute additional capital or other net assets to us.

Preferred Stock

In March, June and September of 2005, the REIT’s board of trustees declared a quarterly cash dividend on our Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15 and September 15, which aggregated $7.5 million for the nine months ended September 30, 2005.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with all of these covenants, no dividends can be declared on our common shares until we are in compliance with all covenants as of the end of three successive quarters. As of September 30, 2005, we were in compliance with the covenants applicable to date in 2005.

Securitizations

In August 2005, we completed a securitization of approximately $1.1 billion of first priority residential mortgage loans. Pursuant to the securitization, senior notes with variable rates ranging from One-Month LIBOR plus 0.10% to One-Month LIBOR plus 0.37%, and subordinated notes with variable rates ranging from One-Month LIBOR plus 0.45% to One-Month LIBOR plus 1.70% were issued totaling approximately $1.1 billion. The notes have a final stated maturity date of September 2035.

Summary of Cash Activity

Cash provided by operating activities of $121.8 million, cash provided by principal payments received on mortgage loans held for investment of $1.4 billion, cash capital contributions from AHL of $3.0 million and net proceeds from the issuance of securitized bond financing of $3.0 billion during the nine months ended September 30, 2005 were used primarily to pay off outstanding credit facility balances contributed by AHL of $2.9 billion to fund payments on the securitization bond financing of $1.4 billion and to pay dividends on our preferred stock of $7.5 million.

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

AHL and the REIT, as several sellers, have entered into temporary aggregate warehouse facilities to permit the securitization of mortgage loans. The duration of any one of these facilities is approximately 30 days. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities; in addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities (“REIT Transaction”). The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR. Amounts outstanding on the warehouse facilities described above during the nine months ended September 30, 2005 totaled $3.0 billion and represented the amount of loans securitized during that period. There were no outstanding borrowings on any of the temporary warehouse facilities described above at September 30, 2005.

AHL and we, as several borrowers or sellers, may enter into or modify additional warehouse facilities during 2005 to finance the related mortgage loans that are to be contributed by AHL to the REIT in contemplation of a securitization.

Parent Guarantee

Accredited irrevocably and unconditionally has agreed to pay in full to the holders of each share of our Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which we or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on our Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of our Series A Preferred Shares redeemed by us and (iii) the liquidation preference, if any, payable with respect to any of our Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

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

We use several reports and risk management strategies to monitor, evaluate and manage the risk profile of our loan portfolio in response to changes in the market risk. We cannot assure you, however, that we will adequately offset all risks associated with our loan portfolio.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimates of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of September 30, 2005:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Securitized debt subject to portfolio-based accounting	$(33,761)	$(67,097)	$34,197	$68,841
Derivatives related to securitized debt subject to portfolio-based accounting	30,804	62,139	(30,000)	(58,759)

Net change	$(2,957)	$(4,958)	$4,197	$10,082

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our securitizations during the nine months ended September 30, 2005 significantly increased our securitization bond financing balance from the balance at December 31, 2004. The following table summarizes our contractual obligations for securitization bond financing, excluding future interest, at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Securitization bond financing(1)	$5,550,348	$446,869	$3,352,137	$928,414	$826,694

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes. The mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of September 30, 2005, we did not have any off-balance sheet financing arrangements.

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

Risk Factors That May Affect Future Results and Accredited’s Guarantee of Our Series A Preferred Shares

You should carefully consider the following risks, together with other matters described in this Form 10-Q in evaluating our business and prospects. If any of the events referred to actually occur, our business, financial condition, liquidity and results of operations could suffer. The risks described are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-Q (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 4 of this Form 10-Q.

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

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of September 30, 2005, 25% and 11% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

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

At September 30, 2005, the guarantee would have been effectively subordinated to approximately $8.6 billion of indebtedness, including warehouse and securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

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

We intend to be owned, organized and operated so as to qualify as a real estate investment trust under the Internal Revenue Code. Although we believe that we will be owned and organized and will operate in such a manner, it is not certain that we will be able to remain qualified as a real estate investment trust for federal income tax purposes. Our qualification as a real estate investment trust depends on, among other factors, the distribution annually of at least 90% of our taxable income, determined before any deduction for dividends paid and excluding any net capital gains, the nature of our assets, the manner of our operation, our organization, our capital structure and the ownership of our equity. Qualification as a real estate investment trust involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the satisfaction of various requirements not entirely within our control. No assurance can be given that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification in a way that would have a material adverse affect on our ability to qualify as a real estate investment trust. Any such new legislation, Treasury regulation, interpretation or decision could be the basis of a tax event that would permit us to redeem our Series A Preferred Shares, subject to certain conditions, for the amount of the liquidation preference per share of our Series A Preferred Shares plus accrued and unpaid dividends to, but excluding, the redemption date.

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

Legal proceedings to which Accredited is a party are described in its quarterly report on Form 10-Q for the period ended September 30, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2005

ACCREDITED MORTGAGE LOAN REIT TRUST.

BY:	/s/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JOHN S. BUCHANAN
John S. Buchanan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	(1)	Declaration of Trust of the Registrant.

3.2	(2)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004.

3.3	(3)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004.

3.4	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.2		See exhibit 3.2 above.

4.3		See exhibit 3.3 above.

4.4	(2)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.5	(3)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(4)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	(4)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Incorporated by Reference to the Company’s Amendment No. 2 to Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.
(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(3)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(4)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.