Form 10-K
period 2005-12-31
Accredited Mortgage Loan REIT Trust
filed 2006-03-16
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    or    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    or    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    or    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

As of June 30, 2005 none of Accredited Mortgage Loan REIT Trust’s voting or non-voting common equity was held by non-affiliates.

The number of outstanding shares of the registrant’s common stock as of March 10, 2006 was 100,000.

INCORPORATION BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Shareholders, subsequent to the date hereof, are incorporated by reference into Parts II and III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005.

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

TABLE OF CONTENT S

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	an increase in mortgage loan payment default rates due to a general deterioration in economic or political conditions, fluctuations in the real estate markets, an increase in unemployment rates, and/or an increase in interest rates that results in higher loan payment amounts for the borrower;

•	a decline in interest income due to a decrease in the difference between our cost of capital and the income generated by payments on our securitized mortgage loan pools;

•	changes in demand for mortgage backed securities that affect our ability to issue notes to fund our securitizations;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to maintain status as a real estate investment trust and the corresponding tax treatment;

•	the degree and nature of AHL’s competition that may impact the value of the loans originated by AHL;

•	a change in the financial stability of Accredited, which guarantees the dividend payments on our 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”);

•	an increase in the rate of prepayments on securitized mortgage loans that could reduce the amount of cash flow distributed to us in respect of excess interest;

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “ITEM 1B. Risk Factors and Accredited’s Guarantee of Our Series A Preferred Shares.”

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

As discussed in Note 1 to the consolidated financial statements, we acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. We are, therefore, economically and operationally dependent on AHL, and, as such, our results of operation or financial condition would not be indicative of the conditions that would have existed for our results of operations or financial condition if we had operated as an unaffiliated entity.

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

Acquisition of Real Estate Investment Trust Assets

Generally, we acquire our mortgage assets as contributions of capital from our direct parent, AHL. These mortgage assets consist primarily of residential mortgage loans, or interests in these mortgage loans, that have been originated or acquired by AHL. These contributions of mortgage assets from AHL are effected in two ways:

•	First, AHL from time to time transfers to us, as contributions of capital, portfolios of mortgage loans to be securitized.

•	Second, AHL transferred to us, as contributions of capital, interests in mortgage pools, which had already been securitized by AHL.

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

During 2005 and 2004, we completed a total of four and three securitizations, respectively, structured as financings totaling $4.2 billion and $2.8 billion, respectively.

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

Over-Collateralization

“Over-collateralization” for each securitization is the excess, if any, of the outstanding principal balance of the mortgage loans in the related mortgage pool over the principal balance of the related notes. Over-collateralization in each securitization trust is generally achieved by applying available excess interest in the initial years of operation of the securitization trust to make additional payments of principal on the related notes as necessary to maintain the over-collateralization amount at its required level. In some transactions the required over-collateralization amount was fully funded on the securitization’s closing date. If the level of over-collateralization applicable to a securitization trust in future periods falls below the applicable required over-collateralization amount, cash flows derived from excess interest thereafter will be applied to pay principal and interest on the related notes (and not be available to make distributions with respect to the related retained interests) unless and until once again the applicable required over-collateralization amount is reached.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, we generally will not be subject to federal income tax on our net income (excluding capital gains) provided that we distribute annually 100% of our taxable income to our shareholders, meet certain organizational, stock ownership and operational requirements and meet certain income and asset tests. To remain qualified as a REIT, we must (a) distribute each year at least 90% of our “REIT taxable income” (not including net capital gains) for that year to our shareholders, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year we fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

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

During 2005, we have met the above requirements.

Employees

We have five executive officers. We do not have any employees beyond our management personnel. Each of our officers is currently also an officer of Accredited. We maintain corporate records that are separate from those of Accredited and Accredited’s other affiliates.

Administrative and Servicing Agreement

We are a party to an intercompany administration and servicing agreement with AHL whereby we compensate AHL for loan servicing, treasury, accounting, tax and other administrative services provided by AHL. We pay to AHL a management fee equal to 0.50% per year on the outstanding principal balance of the loans serviced by it, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable at an annual rate equal to the Six-Month LIBOR plus 1.00%.

Executive Officers

Our executive officers and their ages as of December 31, 2005 are as follows:

James A. Konrath, 59, has served as our Chairman of the Board and Chief Executive Officer since REIT’s formation in May 2004. Mr. Konrath also co-founded Accredited and has served as the Chairman of the Board and Chief Executive Officer of Accredited since its formation in 1990. In addition, Mr. Konrath served as Accredited’s President from 1990 to 1998. Prior to founding Accredited, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969.

Joseph J. Lydon, 47, has served as our President and Chief Operating Officer since the REIT’s formation in May 2004. Mr. Lydon has also served as Accredited’s President and Chief Operating Officer since May 1998 and as a director since July 2004. From February 1997 until that time, Mr. Lydon was Accredited’s Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991.

Stuart D. Marvin, 46, has served as our Executive Vice President since April 2005. Mr. Marvin oversees finance, capital markets and corporate communications. He has over 22 years of experience in the financial services and non-prime mortgage industry. Prior to joining Accredited, he was President, Corporate Operations and Chief Financial Officer for Aegis Mortgage Corporation and a partner at PriceWaterhouse Coopers, LLP focusing on mortgage banking and financial institutions. Mr. Marvin is a Certified Public Accountant and earned a Bachelor of Science degree with honors in accounting from Jacksonville (FL) University in 1982.

John S. Buchanan, 50, has served as our Chief Financial Officer since the REIT’s formation in May 2004. Mr. Buchanan has also served as Accredited’s Chief Financial Officer since April 2001. Prior to joining Accredited, Mr. Buchanan was Controller of GreenPoint Credit, a non-prime consumer finance entity, from 1998 to 2001. There, Mr. Buchanan was responsible for accounting, planning, financial analysis, cash management and facilities. From 1992 to 1998, Mr. Buchanan was Senior Vice President and Chief Financial Officer of GreenPoint Credit’s predecessor, BankAmerica Housing Services. From 1981 to 1990, Mr. Buchanan worked for Security Pacific Financial Services, Inc. where he ultimately became Vice President of Financial Planning and Analysis. Mr. Buchanan earned his Bachelor of Science degree in Business in 1978 from San Diego State University.

David E. Hertzel, 51, has served as our General Counsel since the REIT’s formation in May 2004. Mr. Hertzel has also served as Accredited’s General Counsel since December 1995. Mr. Hertzel is responsible for regulatory compliance, licensing and qualification, corporate record-keeping, litigation, contract negotiation and all other legal matters. Prior to joining Accredited, Mr. Hertzel was Vice President and Senior Counsel of American Residential Mortgage Corporation, from 1991 to 1994. From 1988 to 1991, he was Vice President and Senior Counsel of Imperial Savings Association. Mr. Hertzel earned his Juris Doctor degree from the University of Utah College of Law in 1980 and is a member of the State Bar of California.

Each of these individuals is also an executive officer of Accredited.

Executive Offices

Our principal executive offices are located at 15090 Avenue of Science, San Diego, California 92128 (telephone number (858) 676-2100).

Access to SEC Filings

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

ITEM 1A. Risk Factors

Risk Factors and Accredited’s Guarantee of Our Series A Preferred Shares

You should carefully consider the following risks, together with other matters described in this Form 10-K in evaluating our business and prospects. If any of the events referred to actually occur, our business, financial condition, liquidity and results of operations could suffer. The risks described are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 6 of this Form 10-K.

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

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of December 31, 2005, 23% and 11% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

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

At December 31, 2005, the guarantee would have been effectively subordinated to approximately $9.2 billion of indebtedness, including warehouse and securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

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

ITEM 1B. Unresolved Staff Comments

None.

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

Legal proceedings to which Accredited is a party are described in its annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is 100% owned by AHL and is not listed on any securities exchange. Our 9.75% Series A Perpetual Cumulative Preferred Shares began trading on the NYSE under the symbol “AHH PrA” on September 3, 2004. On March 10, 2006, the last reported sale price of our preferred shares on the NYSE was $25.55. As of March 10, 2006, there was one shareholder of record of our preferred shares. As of March 8, 2006, there were approximately 3,339 beneficial holders of our preferred shares.

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

During 2005, we declared and paid first, second, third and fourth quarter cash dividends of $0.609375 per share of our 9.75% Series A Perpetual Cumulative Preferred Shares. During 2005, we also declared and paid a year-end cash dividend of $1,977 per share on our common shares.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of December 31, 2005, we were in compliance with the covenants applicable to 2005.

ITEM 6. Selected Financial Data

The following selected operating and balance sheet data for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004 and as of December 31, 2005 and 2004 have been derived from our audited financial statements, included elsewhere in this report.

You should read the information below along with the other financial information and analysis presented in this report, including the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the related notes included elsewhere in this report.

	2005	2004
	(dollars in thousands, except per share amounts)
Statement of Operations data:
Interest income	$408,599	$98,024
Interest expense	$198,238	$35,671
Provision for losses	$16,900	$6,536
Net interest income after provision	$193,461	$55,817
Total net revenues	$195,339	$56,231
Management fee assessed by parent	$25,693	$7,181
Net income	$169,586	$49,050
Basic and diluted earnings per share	$1,596.08	$453.94
Balance Sheet data:
Mortgage loans held for investment, net	$6,240,136	$4,056,306
Total assets	$6,474,209	$4,125,445
Securitization bond financing	$6,169,886	$3,954,115
9.75% Series A Perpetual Cumulative Preferred Stock	$4,094	$4,094
Total stockholders’ equity	$283,568	$166,124
Other data:
Cash dividends per common share	$1,977.00	$500.00
Cash dividends per preferred share	$2.44	$0.94

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 6 of this Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “ITEM 1A. Risk Factors and Accredited’s Guarantee of Our Series A Preferred Shares” and elsewhere in this report.

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

Results Of Operations

Year Ended December 31, 2005 Compared to Period from Inception (May 4, 2004) to December 31, 2004

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004	Increase (Decrease)	% Change
	(Dollars in thousands)
Interest income	$408,599	$98,024	$310,575	316.8%
Interest expense	(198,238)	(35,671)	(162,567)	455.7%

Net interest income	210,361	62,353	148,008	237.4%
Provision for losses	(16,900)	(6,536)	(10,364)	158.6%

Net interest income after provision	193,461	55,817	137,644	246.6%
Other income	1,878	414	1,464	353.6%

Total net revenues	$195,339	$56,231	$139,108	247.4%

Average inventory of loans held for investment	$5,283,216	$1,336,948	$3,946,268	295.2%
Annualized interest income as a percentage of average inventory of loans held for investment	7.73%	7.33%

Interest Income and Expense. Interest income totaled $408.6 million (including interest from the parent of $4.0 million) for the year ended December 31, 2005, and $98.0 million (including interest from the parent of $.1 million) for the period from inception (May 4, 2004) to December 31, 2004, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $198.2 million for the year ended December 31, 2005, and $35.7 million for the period from inception (May 4, 2004) to December 31, 2004, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

The net interest spread for our securitized loans declined from 4.57% during the period from inception (May 4, 2004) to December 31, 2004 to 3.86% for the year ended December 31, 2005. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate.

The components of our net interest margin are as follows:

	Year Ended December 31, 2005			Inception (May 4, 2004) to December 31, 2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$408,599	$5,283,216	7.73%	$98,024	$1,336,948	7.33%
Interest expense	(198,238)	$5,127,447	(3.87)%	(35,671)	$1,294,577	(2.76)%

Spread	$210,361		3.86%	$62,353		4.57%

Net interest margin	$210,361	$5,283,216	3.98%	$62,353	$1,336,948	4.66%

Provision for Losses. The provision for losses is comprised of the following for the years ended December 31:

	2005	2004	Increase (Decrease)	% Change
	(dollars in thousands)
Current year provision for:
Loans held for investment	$11,932	$6,536	$5,396	82.6%
Real estate owned	4,968	—	4,968	100.0%

Total provision for losses	$16,900	$6,536	$10,364	158.6%

Reserve balance at year end:
Loans held for investment	$98,399	$54,960	$43,439	79.0%

Principal balance at year end:
Loans held for investment	6,350,870	$4,101,982	$2,248,888	54.8%

Reserve balance on loans as a percentage of the principal balance at year end	1.6%	1.3%

Provision for losses reflects additions to reserves after the loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The 158.6% increase during 2005 in our total provision for losses results from the 54.8% increase during 2005 in our total mortgage loan principal balance. The increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at year-end from 1.3% at December 31, 2004 to 1.6% at December 31, 2005 is due primarily to higher default assumption used in determining our expected losses and aging of the portfolio.

Management Fee Assessed by Parent Company. The management fee assessed by our parent, AHL, for servicing and general and administrative services totaled $25.7 million for the year ended December 31, 2005, and $7.2 million for the period from inception (May 4, 2004) to December 31, 2004, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Direct General and Administrative Expense. Direct general and administrative expenses totaled $60,000 for the year ended December 31, 2005 and none for the period from inception (May 4, 2004) to December 31, 2004 and represent audit, legal and trustee fees incurred directly by the REIT.

Income taxes. There is no provision for income taxes for the year ended December 31, 2005 or for the period from inception (May 4, 2004) to December 31, 2004, as we expect to dividend all of our 2005 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2006. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate.

Liquidity and Capital Resources

Parent Contributions

During 2005, AHL contributed to us mortgage loans, net of reserves, of $4.2 billion, cash of $7.0 million, and other net assets of $20.7 million, reduced by contributions of aggregate outstanding credit facility balances of $4.0 billion, resulting in contributions to Additional Paid in Capital of $140.1 million. AHL may from time-to-time in the future contribute additional capital or other net assets to us.

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

In September 2004, the underwriters of the above mentioned public offering purchased an additional 100,000 preferred shares pursuant to the exercise of their over-allotment option. In October 2004, we closed a reopened public offering of 593,678 additional preferred shares. We used the net proceeds from the offerings, which totaled $97.9 million during 2004, primarily to invest in mortgage assets through securitization transactions. At December 31, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million.

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

In March, June, September and December of 2005, the REIT’s board of trustees declared a quarterly cash dividend on our Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15, and December 15, which aggregated $10.0 million for the year ended December 31, 2005.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of December 31, 2005, we were in compliance with the covenants applicable to 2005.

Securitizations

In February, May, August and November 2005, we completed securitizations containing $917.2 million, $1.0 billion, $1.1 billion and $1.2 billion, respectively, of first and second priority residential mortgage loans through the REIT. The securitizations utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitizations are structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from these securitizations primarily to repay warehouse financing for the mortgage loans.

Summary of Cash Activity

Cash provided by operating activities of $151.8 million, cash provided by principal payments received on mortgage loans held for investment of $2.0 billion, cash capital contributions from AHL of $7.0 million and net proceeds from the issuance of securitized bond financing of $4.2 billion during the year ended December 31, 2005 were used primarily to pay off outstanding credit facility balances contributed by AHL of $4.0 billion, to fund payments on the securitization bond financing of $2.0 billion and to pay dividends on our common and preferred stock of $202.7 million and $10.0 million, respectively.

Credit Facilities

In connection with the REIT’s execution of securitization transactions through the first quarter of the year ended December 31, 2005, AHL and the REIT, as several borrowers or sellers, may enter into warehouse transactions with lenders to finance the related mortgage loans that are to be contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. The net proceeds of the securitizations are to be used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

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

Beginning in the second quarter of 2005, AHL and the REIT secured modifications to the existing AHL warehouse credit facilities agreements providing for the financing of assets held for securitization. These modified agreements allow for the financing of loans for an approximate 30 day period prior to the close of the securitization transaction.

Prior to the date of contribution of the mortgage loan assets, AHL is the obligor, subsequent to the contribution date the REIT becomes the obligor. AHL provides a guarantee of the REIT’s obligations under the modified warehouse credit facilities.

The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR plus a spread.

Amounts outstanding on the warehouse facilities described above were $15.6 million at December 31, 2005. Unsold interests in securitized bonds of $25.2 million were pledged as collateral. The balance outstanding on the facility was paid in full in January 2006.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of December 31, 2005:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Securitized debt subject to portfolio-based accounting	$(40,516)	$(80,592)	$41,005	$82,559
Derivatives related to securitized debt subject to portfolio-based accounting	37,428	75,505	(36,526)	(71,660)

Net change	$(3,088)	$(5,087)	$4,479	$10,899

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our February 2005, May 2005, August 2005, and November 2005 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2004. The following table summarizes our contractual obligations, excluding future interest, at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Credit facilities	$15,640	$15,640	$—	$—	$—
Securitization bond financing(1)	6,169,886	2,328,889	2,345,697	777,772	721,060

Total	$6,185,526	$2,344,529	$2,345,697	$777,772	$721,060

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes. The mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of December 31, 2005, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies

Accounting for Our Loan Sales

We have sold our loans in transactions that have been accounted for in our financial statements as securitizations structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created for accounting purposes, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Our financial statements at December 31, 2005 and 2004 and for the year ended December 31, 2005 and the period from inception (May 4, 2004) to December 31, 2004 and the Reports of Independent Registered Public Accounting Firms of Grant Thornton LLP and Deloitte and Touche LLP are included in this Form 10-K beginning on page F-1.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

(a) Evaluation of Disclosure controls and Procedures. The REIT maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and (as defined in Rules 13a-15(c) and 15d-15(c) promulgated under the Exchange Act) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the REIT’s disclosure controls and procedures as of the end of the period covered by this report conducted by the REIT’s management, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the REIT is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Trustees and Executive Officers of the Registrant

Except as set forth in the next sentence, the information required by this item is incorporated by reference from the information under the captions “Proposal No. 1: Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the REIT’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the REIT’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”). Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement under the heading “Executive Compensation and Other Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We currently do not have any compensation plans that provide for the issuance of our securities to our officers or other employees, trustees and consultants. Accredited does maintain such compensation plans for the benefit of its officer and other employees, directors and consultants.

The other information required by this item is incorporated by reference from the Proxy Statement under the headings “Share Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-2
Balance Sheets as of December 31, 2005 and 2004	F-4
Statements of Operations for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-5
Statements of Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-6
Statements of Cash Flows for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-7
Notes to Financial Statements	F-8

2. Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

3. Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 40.

(b) Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 40.

(c) Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006

ACCREDITED MORTGAGE LOAN REIT TRUST

By:	/s/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Konrath as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. KONRATH James A. Konrath	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ JOHN S. BUCHANAN John S. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ JAMES H. BERGLUND James H. Berglund	Trustee	March 15, 2006

/s/ GARY M. ERICKSON Gary M. Erickson	Trustee	March 15, 2006

/s/ BOWERS W. ESPY Bowers W. Espy	Trustee	March 15, 2006

/s/ JODY A. GUNDERSON Jody A. Gunderson	Trustee	March 15, 2006

/s/ JOSEPH J. LYDON Joseph J. Lydon	Trustee	March 15, 2006

/s/ RICHARD T. PRATT Richard T. Pratt	Trustee	March 15, 2006

EXHIBIT INDEX

3.1	(1)	Declaration of Trust of the Registrant.

3.2	(2)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004.

3.3	(3)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004.

3.4	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.2	(2)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.3	(3)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

10.1	(4)	Administration and Servicing Agreement, dated as of October 1, 2004, between Accredited Mortgage Loan REIT Trust and Accredited Home Lenders, Inc.

12.1		Statement regarding computation of ratio of earnings to combined fixed charges and preferred share dividends.

21.1		Subsidiaries of Registrant

24.1		Power of Attorney (see page 39).

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Filed with amendment number 2 to Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.
(2)	Filed with Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(3)	Filed with Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(4)	Incorporated by Reference to the Accredited Mortgage Loan REIT Trust Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

A CCREDITED MORTGAGE LOAN REIT TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of December 31, 2005 and 2004	F-4

Statements of Operations for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-5

Statements of Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-6

Statements of Cash Flows for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the accompanying balance sheet of Accredited Mortgage Loan REIT Trust (the “REIT”) as of December 31, 2005, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The REIT is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the REIT’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accredited Mortgage Loan REIT Trust as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

GRANT THORNTON LLP

March 10, 2006

Irvine, California

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

DELOITTE & TOUCHE LLP

March 30, 2005

San Diego, California

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$6,158	$4,018
Accrued interest receivable	32,604	22,039
Mortgage loans held for investment, net of reserve of $98,399 and $54,960, respectively	6,240,136	4,056,306
Derivative assets, including margin account	65,347	9,532
Prepaid expenses and other assets	30,322	18,336
Receivable from parent	99,642	15,214

Total assets	$6,474,209	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$15,640	$—
Securitization bond financing	6,169,886	3,954,115
Accrued interest	5,115	5,206

Total liabilities	6,190,641	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 20,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at December 31, 2005 and 2004	4,094	4,094
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at December 31, 2005 and 2004	1	1
Additional paid-in capital	303,180	163,287
Accumulated other comprehensive income	23,991	3,348
Accumulated deficit	(47,698)	(4,606)

Total stockholders’ equity	283,568	166,124

Total liabilities and stockholders’ equity	$6,474,209	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
REVENUES:
Interest income (including $4,008 and $99 from parent)	$408,599	$98,024
Interest expense	(198,238)	(35,671)

Net interest income	210,361	62,353
Provision for losses on loans held for investment	(16,900)	(6,536)

Net interest income after provision	193,461	55,817
Other income	1,878	414

Total net revenues	195,339	56,231

OPERATING EXPENSES:
Management fee assessed by parent	25,693	7,181
Direct general and administrative expenses	60	—

Total operating expenses	25,753	7,181

Net income	169,586	49,050
Dividends on preferred stock	(9,978)	(3,656)

Net income available to common stockholders	$159,608	$45,394

Basic and diluted earnings per common share	$1,596.08	$453.94
Weighted average shares outstanding for basic and diluted	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Total	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
	(in thousands)
Common stock issued upon formation, May 4, 2004	—	$—	100	$1	$—	$—	$—	$1
Capital contributions from parent	—	—	—	—	69,458	—	—	69,458
Preferred stock issued in public offering, net of offering costs	4,094	4,094	—	—	93,829	—	—	97,923
Net unrealized gain on derivatives	—	—	—	—	—	3,348	—	3,348	$3,348
Net income	—	—	—	—	—	—	49,050	49,050	49,050
Dividend on common stock	—	—	—	—	—	—	(50,000)	(50,000)	—
Dividends on preferred stock	—	—	—	—	—	—	(3,656)	(3,656)	—

Balance, December 31, 2004	4,094	4,094	100	1	163,287	3,348	(4,606)	166,124	$52,398

Capital contributions from parent	—	—	—	—	139,893	—	—	139,893
Preferred stock issued in public offering, net of offering costs	—	—	—	—	—	—	—	—
Net unrealized gain on derivatives	—	—	—	—	—	20,643	—	20,643	$20,643
Net income	—	—	—	—	—	—	169,586	169,586	169,586
Dividend on common stock	—	—	—	—	—	—	(202,700)	(202,700)	—
Dividends on preferred stock	—	—	—	—	—	—	(9,978)	(9,978)	—

Balance, December 31, 2005	4,094	$4,094	100	$1	$303,180	$23,991	$(47,698)	$283,568	$190,229

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,586	$49,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination costs (fees) on securitized loans	(3,168)	(525)
Amortization of deferred costs	13,030	247
Provision for losses on loans held for investment	16,900	6,536
Unrealized loss on derivatives	24,592	650
Adjustment into earnings for gain on derivatives from other comprehensive income	(14,634)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(10,565)	(22,039)
Derivative assets, including margin account	(40,747)	—
Prepaid expenses and other assets	(3,114)	8,435
Accrued interest payable	(90)	2,058

Net cash provided by operating activities	151,790	44,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,973,254	379,796

Net cash provided by investing activities	1,973,254	379,796

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	4,185,767	2,675,699
Payments on securitization bond financing	(1,984,093)	(383,145)
Payments on temporary credit facilities	(4,034,213)	(2,767,798)
Net payments to parent	—	(15,214)
Capital contributions from parent	7,000	26,001
Net increase in receivable from parent	(84,687)	—
Proceeds from preferred stock offering of the consolidated subsidiary	—	97,923
Payments of common stock dividends	(202,700)	(50,000)
Payments of preferred stock dividends	(9,978)	(3,656)

Net cash used in financing activities	(2,122,904)	(420,190)

Net increase in cash and cash equivalents	2,140	4,018
Beginning balance cash and cash equivalents	4,018	—

Ending balance cash and cash equivalents	$6,158	$4,018

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS

For The Year Ended December 31, 2005 and

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

Loans Held for Securitization

Accredited’s securitization program calls for the execution of one securitization transaction per calendar quarter. In support of this program, each month the Company identifies loans meeting the applicable investor characteristics and transfers those loans from Loans Held for Sale to Loans Held for Securitization (held for investment).

After the loans are designated as held for investment, the Company estimates the losses inherent in the portfolio at the balance sheet date and establishes an allowance for loan losses. The provision for loan losses on loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. Accredited defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying Accredited’s historical loss experience. Accredited also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed upon or deemed uncollectible.

Each quarter (typically the second month of each quarter), the Loans Held for Securitization, which are originated by and to this point have been held in AHL, are contributed at the current carrying amount to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for loan losses. The loans remain in the Loans Held for Securitization for approximately 10 business days prior to the close of the securitization transaction and are thereafter designated as Loans Held for Investment.

Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that the REIT has securitized in structures that require financing treatment. During the year ended December 31, 2005, the REIT completed four securitizations of mortgage loans totaling $4.2 billion structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with five of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At December 31, 2005 and 2004, real estate owned amounting to $10.5 million and $2.7 million, respectively, net of valuation allowances, is included in other assets.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Accumulated other comprehensive income for the period from inception (May 4, 2004) to December 31, 2004 and for the year ended December 31, 2005 was determined as follows:

(In thousands)
Balance at January 1, 2004	$—
Net unrealized gains on cash flow hedges	3,348

Balance at December 31, 2004	3,348
Net unrealized gains on cash flow hedges	35,277
Reclassification adjustment into earnings for realized gain on derivatives	(14,634)

Balance at December 31, 2005	$23,991

Comprehensive income is determined as follows:

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
	(In thousands)
Net income	$169,586	$49,050
Net unrealized gains or losses on cash flow hedges	35,277	3,348
Reclassification adjustment into earnings for realized gain on derivatives	(14,634)	—

Total comprehensive income	$190,229	$52,398

Reclassifications (in thousands)

We reclassified $22,039 from other receivables to accrued interest receivable and $7,944 to prepaid expenses and other assets as of December 31, 2004 to conform to current presentation. The consolidated statement of cash flows for the period from inception (May 4, 2004) to December 31, 2004 has been reclassified to reflect the changes.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2004, 33% of the unpaid principal balance of mortgage loans held for investment was secured by properties located in California. The remaining properties securing mortgage loans did not exceed 10% in any other state at December 31, 2005 and 2004.

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

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	December 31, 2005	December 31, 2004
	(In thousands)
Loans held for investment—principal balance	$6,350,870	$4,101,982
Basis adjustment for fair value hedge accounting	(4,766)	13,741
Net deferred origination fees	(7,569)	(4,457)
Allowance for loan losses	(98,399)	(54,960)

Loans held for investment, net	$6,240,136	$4,056,306

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Period
	(In thousands)
Year ended December 31, 2005:
Mortgage loans held for investment	$54,960	$36,385	$11,932	$(4,878)	$—	$98,399
Real estate owned	2,028	—	4,968	—	—	6,996

Total	$56,988	$36,385	$16,900	$(4,878)	$—	$105,395

Inception (May 4, 2004) to December 30, 2004:
Mortgage loans held for investment	$—	$51,581	$6,536	$(1,129)	$(2,028)	$54,960
Real estate owned	—	—	—	—	2,028	2,028

Total	$—	$51,581	$6,536	$(1,129)	$—	$56,988

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned:

	At December 31, 2005			At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days		Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for investment	$6,350,870	$70,990	(1)	$4,101,982	$22,634
Real estate owned	17,490	17,490		4,716	4,716

Total	$6,368,360	$88,480		$4,106,698	$27,350

(1)	For loans 90 days or more delinquent we cease to accrue interest income and reverse all previously accrued but uncollected income.

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At December 31, 2005 and December 31, 2004, fair value hedge basis adjustments of ($4.8 million) and $13.7 million are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the year ended December 31, 2005 or for the period from inception (May 4, 2004) to December 31, 2004, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on its securitization debt under SFAS No. 133. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $35.3 million were recorded in other comprehensive income during the year ended December 31, 2005, which is

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

reported as a component of stockholders’ equity. These contracts settle on various dates ranging from March 2006 to March 2015. A total of $21.6 million in net effective gains, included in other comprehensive income at December 31, 2005, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $2.0 million was recorded in earnings during the year ended December 31, 2005 and is included as a component of interest expense in the statement of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At December 31, 2005 the REIT had outstanding Eurodollar futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. At December 31, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $48.4 million and $6.4 million, respectively. At December 31, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $4.7 million, $12.1 million and $53 thousand, respectively. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at December 31, 2005 and December 31, 2004 of these derivatives and related margin account balances was $65.3 million and $9.5 million, respectively. A gain of $1.9 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the year ended December 31, 2005 relating to the gains and losses in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged liability, recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands)
Year ended December 31, 2005:
Net unrealized gain (loss)	$(4,384)	$(20,208)	$(24,592)
Net realized gain (loss)	—	38,168	38,168

Total	$(4,384)	$17,960	$13,576

Inception (May 4, 2004) to December 31, 2004:
Net unrealized gain (loss)	$(2,008)	$3,906	$1,898
Net realized gain (loss)	6	(530)	(524)

Total	$(2,002)	$3,376	$1,374

5. CREDIT FACILITIES

In connection with the REIT’s execution of securitization transactions through the first quarter of the year ended December 31, 2005, AHL and the REIT, as several borrowers or sellers, may enter into warehouse transactions with lenders to finance the related mortgage loans that are to be contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. The net proceeds of the securitizations are to be used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

AHL and the REIT, as several sellers, have entered into temporary aggregate warehouse facilities to permit the securitization of mortgage loans. The duration of any one of these facilities is approximately 30 days. Each of

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

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

Beginning in the second quarter of 2005, AHL and the REIT secured modifications to the existing AHL warehouse credit facilities agreements providing for the financing of assets held for securitization. These modified agreements allow for the financing of loans for an approximate 30 day period prior to the close of the securitization transaction.

Prior to the date of contribution of the mortgage loan assets, AHL is the obligor, subsequent to the contribution date the REIT becomes the obligor. AHL provides a guarantee of the REIT’s obligations under the modified warehouse credit facilities.

The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR plus a spread.

Amounts outstanding on the warehouse facilities described above were $15.6 million at December 31, 2005. Unsold interests in securitized bonds of $25.2 million were pledged as collateral. The balance outstanding on the facility was paid in full in January 2006.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

6. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	December 31, 2005	December 31, 2004
	(In thousands)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$30,595	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	106,039	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	78,564	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	136,949	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	191,137	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	221,562	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	382,817	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	591,354	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	686,804	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	687,766	—
Series 2005-2 securitization with a stated maturity date of July 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	841,552	—
Series 2005-3 securitization with a stated maturity date of September 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 1.70%	1,044,619	—
Series 2005-4 securitization with a stated maturity date of December 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.08% to One-Month LIBOR plus 2.50%	1,173,660	—

	6,173,418	3,957,073
Unamortized bond discounts	(3,532)	(2,958)

Total securitization bond financing, net	$6,169,886	$3,954,115

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $6.4 billion and $4.1 billion as of December 31, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in prepaid and other assets, are $19.7 million and $14.1 million at December 31, 2005 and December 31, 2004, respectively.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

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

The following table summarizes the expected repayments relating to the securitization bond financing at December 31, 2005. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

Years Ending December 31:	(In thousands)
2006	$2,328,889
2007	1,611,403
2008	734,294
2009	454,744
2010	323,028
Thereafter	721,060
Discount	(3,532)

Total	$6,169,886

7. INCOME TAXES AND DISTRIBUTION OF EARNINGS

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
	(In thousands)
Federal income tax at statutory rate	$59,355	$17,167
Preferred stock dividends at statutory rate	(3,492)	(1,279)
Common stock dividends paid deduction and other	(55,863)	(15,888)

Total provision	$—	$—

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values for these financial instruments were as follows at December 31:

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Mortgage loans held for investment—principal balance	$6,350,870	$6,617,607	$4,101,982	$4,224,242
Financial liabilities:
Securitization bond financing	6,169,886	6,178,832	3,954,115	3,973,935

The fair value estimates are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At December 31, 2005 and December 31, 2004, there were 4,093,678 preferred shares issued and outstanding.

In March, June, September and December of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15 and December 15, which aggregated $10 million for the year ended December 31, 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of .at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of December 31, 2005, the REIT was in compliance with the covenants applicable to date in 2005.

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

10. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $25.7 million and $7.2 million for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004, respectively. Interest income under this agreement totaled $4.0 million and $0.1 million for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004, respectively. At December 31, 2005 and December 31, 2004, the net receivable from parent was $99.6 million and $15.2 million, respectively. It is Accredited’s practice to periodically settle intercompany balances.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information for the year ended December 31, 2005 and from inception (May 4, 2004) to December 31, 2004:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$204,236	$31,407

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$12,774	$2,688

Detail of assets and liabilities contributed from parent:
Cash contributions	$—	$26,001
Mortgage loans, net of reserves	4,203,594	4,445,453
Other net assets (liabilities)	(20,663)	18,203
Outstanding balances on warehouse credit facilities	(4,049,853)	(2,767,798)
Securitization bond financing	(—)	(1,652,400)

Net capital contributions from parent	$133,078	$69,459

12. SUBSEQUENT EVENTS

In December 2005, the REIT’s board of trustees declared dividends on common stock of which $197.7 million was paid in December 2005 and $12.3 million was paid in January 2006.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data was derived from unaudited consolidated financial information for each of the four quarters in the year ended December 31, 2005 and for the period from inception (May 4, 2004) to June 30, 2004 and the third and fourth quarters in the period ended December 31, 2004. Such information has been prepared on the same basis as the audited financial statements contained elsewhere in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the financial statements and the related notes. The operating results in any quarter or partial period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	March 31	June 30(1)	September 30	December 31	Total year
	(in thousands, except per share amounts)
2005:
Total net revenues	$46,861	$43,910	$54,482	$50,086	$195,339
Net income	$41,456	$37,757	$47,681	$42,692	$169,586
Net income available to common stockholders	$38,961	$35,263	$45,186	$40,198	$159,608
Basic and diluted earnings per share	$389.61	$352.63	$451.86	$401.98	$1,596.08
2004:
Total net revenues	$—	$2,565	$17,850	$35,816	$56,231
Net income	$—	$2,221	$15,529	$31,300	$49,050
Net income available to common stockholders	$—	$2,221	$14,368	$28,805	$45,394
Basic and diluted earnings per share	$—	$22.21	$143.68	$288.05	$453.94

(1)	The three month period ended June 30, 2004 represents the period from May 4, 2004 to June 30, 2004.