Form 10-Q
period 2006-03-31
Accredited Mortgage Loan REIT Trust
filed 2006-05-10
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐                   Accelerated filer  ☐                   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

The number of outstanding shares of the registrant’s common stock as of May 5, 2006 was 100,000.

(1)	See explanatory note.

This Page Intentionally Left Blank

EXPLANATORY NOTE

Accredited Mortgage Loan REIT Trust (the “REIT”) is an indirect subsidiary of Accredited Home Lenders Holding Co. (“Accredited”), a company that files annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All of the REIT’s outstanding common shares are owned by Accredited Home Lenders, Inc., a wholly-owned subsidiary of Accredited (“AHL”). As of the date of this report, the only publicly traded securities of the REIT are the REIT’s 9.75% Series A Perpetual Cumulative Preferred Shares, payments in respect of which are fully and unconditionally guaranteed by Accredited. In reliance on Rule 12h-5 under the Exchange Act, the REIT did not file reports pursuant to the Exchange Act prior to March 2005. In connection therewith and in accordance with Rule 3-10 of Regulation S-X under the Exchange Act, Accredited has been disclosing certain financial information regarding the REIT in the notes to the consolidated financial statements of Accredited contained in Accredited’s reports filed under the Exchange Act. In addition, pursuant to the terms of the REIT’s outstanding preferred shares and Accredited’s related guarantee of those securities, Accredited has also been disclosing certain additional information regarding the REIT in Accredited’s Exchange Act reports.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	an increase in mortgage loan payment default rates due to a general deterioration in economic or political conditions, fluctuations in the real estate markets, an increase in unemployment rates, and/or an increase in interest rates that results in higher loan payment amounts for the borrower;

•	a decline in interest income due to a decrease in the difference between our cost of capital and the income generated by payments on our securitized mortgage loan pools;

•	changes in demand for mortgage backed securities that affect our ability to issue notes to fund our securitizations;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to maintain status as a real estate investment trust and the corresponding tax treatment;

•	the degree and nature of AHL’s competition that may impact the value of the loans originated by AHL;

•	a change in the financial stability of Accredited, which guarantees the dividend payments on our 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”);

•	an increase in the rate of prepayments on securitized mortgage loans that could reduce the amount of cash flow distributed to us in respect of excess interest;

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” located in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In this Form 10-Q, unless the context requires otherwise, “REIT,” “we,” “our,” and “us” means Accredited Mortgage Loan REIT Trust.

PART I

ITEM 1. Financial Statements

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,708	$6,158
Accrued interest receivable	36,536	32,604
Mortgage loans held for investment, net of allowance of $108,375 and $98,399, respectively	6,700,673	6,240,136
Derivative assets, including margin account	86,958	65,347
Prepaid expenses and other assets	34,822	30,322
Receivable from parent	137,097	99,642

Total assets	$6,999,794	$6,474,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$16,367	$15,640
Securitization bond financing	6,637,982	6,169,886
Accrued interest payable	9,466	5,115

Total liabilities	6,663,815	6,190,641

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 20,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at March 31 2006 and December 31,2005	4,094	4,094
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at March 31, 2006 and December 31,2005	1	1
Additional paid-in capital	311,774	303,180
Accumulated other comprehensive income	41,850	23,991
Accumulated deficit	(21,740)	(47,698)

Total stockholders’ equity	335,979	283,568

Total liabilities and stockholders’ equity	$6,999,794	$6,474,209

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Interest income (including $1,588 and $207 from parent)	$125,719	$84,097
Interest expense	(71,476)	(34,526)

Net interest income	54,243	49,571
Provision for losses on loans held for investment	(6,370)	(2,802)

Net interest income after provision	47,873	46,769
Other income	688	92

Total net revenues	48,561	46,861

OPERATING EXPENSES:
Management fee assessed by parent	7,800	5,346
Direct general and administrative expenses	9	59

Total operating expenses	7,809	5,405

Net income	40,752	41,456
Dividends on preferred stock	(2,495)	(2,495)

Net income available to common stockholders	$38,257	$38,961

Basic and diluted earnings per common share	$382.57	$389.61
Weighted average shares outstanding for basic and diluted	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,752	$41,456
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(967)	(621)
Amortization of deferred costs	3,365	313
Provision for losses on loans held for investment	6,370	2,802
Unrealized loss on derivatives	5,210	7,129
Adjustment into earnings for gain on derivatives from other comprehensive income	(6,887)	(2,296)
Changes in operating assets and liabilities:
Accrued interest receivable	(3,932)	(3,557)
Derivative assets, including margin account	(2,748)	(12,136)
Prepaid expenses and other assets	(3,112)	20,447
Accrued interest payable	4,351	335

Net cash provided by operating activities	42,402	53,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	510,805	349,927

Net cash provided by investing activities	510,805	349,927

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	995,325	899,374
Payments on securitization bond financing	(529,853)	(351,901)
Payments on temporary credit facilities	(977,267)	(917,632)
Capital contributions from parent	8,388	3,000
Net (increase) decrease in receivable from parent	(37,455)	4,598
Payments of common stock dividends	(12,300)	(5,000)
Payments of preferred stock dividends	(2,495)	(2,495)

Net cash used in financing activities	(555,657)	(370,056)

Net (decrease) increase in cash and cash equivalents	(2,450)	33,743
Beginning balance cash and cash equivalents	6,158	4,018

Ending balance cash and cash equivalents	$3,708	$37,761

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Loans Held for Investment, Securitization Bond Financing and Provision for Losses

Typically each quarter, the Loans Held for Securitization, which are originated by and to this point have been held in AHL, are contributed at the current carrying amount to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for loan losses. The loans remain in the Loans Held for Securitization for approximately 10 business days prior to the close of the securitization transaction and are thereafter designated as Loans Held for Investment.

Mortgage loans held for investment represent loans that the REIT has securitized in structures that require financing treatment. During the three months ended March 31, 2006, the REIT completed one securitization of mortgage loans totaling $1.0 billion structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

The securitization is structured legally as a sale, but for accounting purposes is treated as a financing under SFAS No. 140. The securitization does not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet as “loans held for investment”, retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt originally associated with the loans held for investment. The REIT records interest income on loans held for investment and interest expense on the bonds issued in the securitization over the life of the securitization. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

The REIT periodically evaluates the need for or the adequacy of the allowance for loan losses on its mortgage loans held for investment. Provision for loan losses on mortgage loans held for investment is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. The REIT defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the REIT’s and AHL’s historical loss experience. The REIT also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Loans foreclosed upon or deemed uncollectible are carried at estimated net realizable value.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Fair Value Hedges

As part of the contribution by AHL of loans held for securitization, the REIT acquires certain fair value hedge derivative financial instruments. The REIT continues fair value hedge accounting on these mortgage loans, up to several days prior to the close of the securitization. At this time the fair value hedge instruments are lifted and the hedge positions are capitalized. These capitalized hedge marks are then amortized to interest income, utilizing an effective yield method, over the life of the securitization transaction.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At March 31, 2006 and December 31, 2005, real estate owned amounting to $14.5 million and $10.5 million, respectively, net of valuation allowances, is included in other assets.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Comprehensive income is determined as follows for the three months ended March 31:

	2006	2005
	(In thousands) (Unaudited)
Net income	$40,752	$41,456
Net unrealized gains on cash flow hedges	24,746	23,966
Reclassification adjustment into earnings for realized gain on derivatives	(6,887)	(2,296)

Total comprehensive income	$58,611	$63,126

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At March 31, 2006, 22% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at March 31, 2006 and December 31, 2005.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Principal balance	$6,828,473	$6,350,870
Basis adjustment for fair value hedge accounting	(6,780)	(4,766)
Net deferred origination fees	(12,645)	(7,569)
Allowance for loan losses	(108,375)	(98,399)

Loans held for investment, net	$6,700,673	$6,240,136

Allowance for losses—Activity in the allowance was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended March 31,:
2006:
Mortgage loans held for investment	$98,399	$8,431	$1,774	$(229)	$108,375
Real estate owned	6,996	—	4,596	(1,906)	9,686

Total	$105,395	$8,431	$6,370	$(2,135)	$118,061

2005:
Mortgage loans held for investment	$54,960	$7,622	$1,244	$(3)	$63,823
Real estate owned	2,028	—	1,558	(922)	2,664

Total	$56,988	$7,622	$2,802	$(925)	$66,487

The following table summarizes delinquency amounts for mortgage loans and real estate owned before valuation allowance:

	At March 31, 2006			At December 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days		Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
	(Unaudited)
Mortgage loans held for investment	$6,828,473	$83,510	(1)	$6,350,870	$70,990	(1)
Real estate owned	24,215	24,215		17,490	17,490

Total	$6,852,688	$107,725		$6,368,360	$88,480

(1)	For loans 90 days or more delinquent we cease to accrue interest income and reverse all previously accrued but uncollected income.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At March 31, 2006 and December 31, 2005, fair value hedge basis adjustments of ($6.8 million) and ($4.8 million) are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three months ended March 31, 2006 or 2005, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on its securitization debt under SFAS No. 133. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $24.7 million were recorded in other comprehensive income during the three months ended March 31, 2006, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from June 2006 to June 2015. A total of $27.9 million in net effective gains, included in other comprehensive income at March 31, 2006, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $0.5 million and $1.1 million was recorded in earnings during the three months ended March 31, 2006 and 2005, respectively, and are included as a component of interest expense in the statements of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At March 31, 2006 the REIT had outstanding Eurodollar futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. The fair value of the options contracts, interest rate swap and cap agreements, and the fair value of the margin account balances required for these derivatives and the futures contracts were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Options contracts	$6,844	$4,739
Interest rate swap agreements	12,543	12,113
Interest rate cap agreements	30	53

	19,417	16,905
Margin account balances	67,541	48,442

Derivative assets, including margin account	$86,958	$65,347

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

A gain of $2 thousand and $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three months ended March 31, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in fair value of derivative financial instruments, and the related hedged liability, recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands) (Unaudited)
Three Months Ended March 31,:
2006:
Net unrealized gain (loss)	$673	$(5,883)	$(5,210)
Net realized gain (loss)	—	13,278	13,278

Total	$673	$7,395	$8,068

2005:
Net unrealized gain (loss)	$(1,778)	$(5,351)	$(7,129)
Net realized gain (loss)	—	10,215	10,215

Total	$(1,778)	$4,864	$3,086

5. CREDIT FACILITIES

In connection with the REIT’s execution of securitization transactions through the first quarter of 2005, AHL and the REIT, as several borrowers or sellers, entered into warehouse transactions with lenders to finance the related mortgage loans that were contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. The net proceeds of the securitizations are to be used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

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

Prior to the date of contribution of the mortgage loan assets scheduled for securitization, AHL is the primary obligor. Subsequent to the contribution date the REIT becomes the primary obligor. AHL provides a guarantee of the REIT’s obligations under the modified warehouse credit facilities.

The facilities are collateralized by performing, aged and delinquent loans, and mortgage backed securities that bear interest at One-Month LIBOR plus a spread. Amounts outstanding on these warehouse facilities were $16.4 million and $15.6 million at March 31, 2006 and December 31, 2005, respectively.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

6. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	Balance		Interest Rate Range		Final Stated Maturity
	3/31/2006	12/31/2005	Fixed	Variable (LIBOR+)
	(Unaudited)
2002 – two securitizations	$108,027	$136,634	4.48% - 4.93%	.32% - .50%	2033
2003 – three securitizations	357,931	406,650	3.58% - 4.46%	.35% - .38%	2034
2004 – four securitizations	1,697,489	1,882,537	2.90% - 5.25%	.15% - 2.50%	2035
2005 – four securitizations	3,490,147	3,747,597	N/A	.08% - 2.50%	2035
2006 – one securitization	987,697	—	N/A	.06% - 2.10%	2036

	6,641,291	6,173,418
Unamortized bond discounts	(3,309)	(3,532)

Total securitization bond financing, net	$6,637,982	$6,169,886

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $6.8 billion and $6.4 billion as of March 31, 2006 and December 31, 2005, respectively. Unamortized debt issuance costs, included in prepaid expenses and other assets, are $20.3 million and $19.7 million at March 31, 2006 and December 31, 2005, respectively.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

The following table summarizes the expected repayments relating to the securitization bond financing at March 31, 2006. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

(In thousands) (Unaudited)
Nine months ending December 31, 2006	$1,862,987
Year Ending December 31:
2007	1,934,974
2008	998,269
2009	561,293
2010	385,980
2011	256,677
Thereafter	641,111
Discount	(3,309)

Total	$6,637,982

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

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended March 31,2006	Three Months Ended March 31, 2005
	(In thousands) (Unaudited)
Federal income tax at statutory rate	$14,263	$14,509
Preferred stock dividends at statutory rate	(873)	(873)
Common stock dividends paid deduction and other	(13,390)	(13,636)

Total provision	$—	$—

8. PREFERRED STOCK

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At March 31, 2006 and December 31, 2005, there were 4,093,678 preferred shares issued and outstanding.

On March 1, 2006, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, which aggregated $2.5 million for the three months ended March 31, 2006.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of March 31, 2006, the REIT was in compliance with the covenants applicable to date in 2006.

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

9. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $7.8 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively. Interest income under this agreement totaled $1.6 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, the net receivable from parent was $137.1 million and $99.6 million, respectively. It is Accredited’s practice to periodically paydown intercompany balances.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Three Months Ended March 31,
	2006	2005
	(In thousands) (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$61,147	$38,970

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$6,725	$1,479

Detail of assets and liabilities contributed from parent:
Cash contributions	$8,388	$3,000
Mortgage loans, net of reserves	986,931	909,607
Other net assets (liabilities)	(8,730)	(5,313)
Outstanding balances on warehouse credit facilities	(977,995)	(917,632)

Net capital contributions from parent	$8,594	$(10,338)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 5 of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section below entitled “Risk Factors” and elsewhere in this report.

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

We anticipate that our results of operations will fluctuate on a quarterly and annual basis. The timing and degree of fluctuation will depend upon several factors, including competition, economic slowdowns and increased interest rates in addition to those discussed under “Risk Factors”. We cannot assure you that we will be able to sustain revenue growth or maintain profitability on a quarterly or annual basis or that our growth will be consistent with predictions made, if any, by securities analysts.

Results Of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Increase (Decrease)	% Change
	(Dollars in thousands)
Interest income	$125,719	$84,097	$41,622	49.5%
Interest expense	(71,476)	(34,526)	(36,950)	107.0%

Net interest income	54,243	49,571	4,672	9.4%
Provision for losses	(6,370)	(2,802)	(3,568)	127.3%

Net interest income after provision	47,873	46,769	1,104	2.4%
Other income	688	92	596	647.8%

Total net revenues	$48,561	$46,861	$1,700	3.6%

Average inventory of loans held for investment	$6,473,292	$4,466,039	$2,007,253	45.0%
Annualized interest income as a percentage of average inventory of loans held for investment	7.77%	7.53%

Interest Income and Expense. Interest income totaled $125.7 million (including interest from the parent of $1.6 million) for the three months ended March 31, 2006, and $84.1 million (including interest from the parent of $0.2 million) for the comparable period in 2005, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $71.5 million for the three months ended March 31, 2006, and $34.5 million for the comparable period in 2005, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

The net interest spread for our securitized loans declined from 4.32% during the three months ended March 31, 2005 to 3.32% for the three months ended March 31, 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate.

The components of our net interest margin are as follows:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$113,010	$6,473,292	6.98%	$76,321	$4,466,039	6.84%
Other income	12,710		0.79%	7,775		0.70%
Interest expense	(75,728)	6,433,381	(4.71)%	(36,593)	4,303,908	(3.40)%
Other expense	4,251		0.26%	2,068		0.18%

Spread	$54,243		3.32%	$49,571		4.32%

Net interest margin	$54,243	$6,473,292	3.35%	$49,571	$4,466,039	4.44%

The net interest spread for our securitized loans declined from 4.32% during the three months ended March 31, 2005 to 3.32% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the three months ended March 31:

	2006	2005	Increase (Decrease)	% Change
	(dollars in thousands)
Current period provision for:
Loans held for investment	$1,774	$1,244	$530	42.6%
Real estate owned	4,596	1,558	3,038	195.0%

Total provision for losses	$6,370	$2,802	$3,568	127.3%

Reserve balance at period end:
Loans held for investment	$108,375	$63,823	$44,552	69.8%

Principal balance at period end:
Loans held for investment	$6,828,473	$4,667,616	$2,160,857	46.3%

Reserve balance on loans as a percentage of the principal balance at period end	1.6%	1.4%

Provision for losses reflects additions to reserves after the loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The provision for losses related to REO assets increased 195.0% for the three months ended March 31, 2006, as compared to the same period in 2005. This increase is directly related to a corresponding increase in the level of REO assets held at the end of the reporting periods.

The ratio of loss reserve to principle outstanding at March 31, 2006, increased to 1.6% from 1.4% for the same period in 2005. The increase is due primarily to expected losses resulting from an increase in the aging of the portfolio.

We currently expect our provision for losses to increase in 2006 at a rate similar to the growth rate of our average on-balance sheet loan portfolio.

Management Fee Assessed by Parent Company. The management fee assessed by the parent, AHL, for servicing and general and administrative services totaled $7.8 million for the three months ended March 31, 2006, and $5.3 million for the three months ended March 31, 2005, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Direct General and Administrative Expense. Direct general and administrative expenses totaled $9,000 for the three months ended March 31, 2006 and $59,000 for the three months ended March 31, 2005 and represent audit, legal and trustee fees incurred directly by the REIT.

Income taxes. There is no provision for income taxes for the three months ended March 31, 2006 or for the three months ended March 31, 2005, as we expect to dividend all of our 2006 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2006. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate.

Liquidity and Capital Resources

Parent Contributions

During the three months ended March 31, 2006, AHL contributed to the REIT mortgage loans, net of reserves, of $986.9 million, cash of $8.4 million, and other net liabilities of $8.7 million, reduced by contributions of aggregate outstanding credit facility balances of $978.0 million, resulting in contributions to Additional Paid in Capital of $8.6 million. AHL may from time-to-time in the future contribute additional capital or other net assets to us.

Preferred Stock

On March 1, 2006, the REIT’s board of trustees declared a quarterly cash dividend on our Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, which aggregated $2.5 million for the three months ended March 31, 2006.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of March 31, 2006, we were in compliance with the covenants applicable to date in 2006.

Securitizations

In March 2006, we completed a securitization containing $1.0 billion of first and second priority residential mortgage loans through the REIT. The securitization utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from this securitization primarily to repay warehouse financing for the mortgage loans.

Summary of Cash Activity

Cash provided by operating activities of $42.4 million, cash provided by principal payments received on mortgage loans held for investment of $510.8 million, cash capital contributions from AHL of $8.4 million and net proceeds from the issuance of securitized bond financing of $995.3 million during the three months ended March 31, 2006 were used primarily to pay off outstanding credit facility balances contributed by AHL of $977.3 million, to fund payments on the securitization bond financing of $529.9 million and to pay dividends on our common and preferred stock of $12.3 million and $2.5 million, respectively.

Credit Facilities

In connection with the REIT’s execution of securitization transactions through the first quarter of 2005, AHL and the REIT, as several borrowers or sellers, entered into warehouse transactions with lenders to finance the related mortgage loans that were contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. The net proceeds of the securitizations are to be used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

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

Prior to the date of contribution of the mortgage loan assets scheduled for securitization, AHL is the primary obligor. Subsequent to the contribution date the REIT becomes the primary obligor. AHL provides a guarantee of the REIT’s obligations under the modified warehouse credit facilities.

The facilities are collateralized by performing, aged and delinquent loans, and mortgage backed securities that bear interest at One-Month LIBOR plus a spread. Amounts outstanding on these warehouse facilities were $16.4 million and $15.6 million at March 31, 2006 and December 31, 2005, respectively.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of March 31, 2006:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Securitized debt subject to portfolio-based accounting	$(45,678)	$(90,857)	$46,229	$93,034
Derivatives related to securitized debt subject to portfolio-based accounting	43,323	86,948	(42,909)	(85,180)

Net change	$(2,355)	$(3,909)	$3,320	$7,854

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our March 2006 securitization significantly increased our securitization bond financing balance from the balance at December 31, 2005. The following table summarizes our contractual obligations, excluding future interest, at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Credit facilities	$16,367	$16,367	$—	$—	$—
Securitization bond financing(1)	6,637,982	1,862,987	2,933,243	947,273	897,788

Total	$6,654,349	$1,879,354	$2,933,243	$947,273	$897,788

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes. The mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of March 31, 2006, we did not have any off-balance sheet financing arrangements.

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

Fair Value Hedges

As part of the contribution by AHL of loans held for securitization, the REIT acquires certain fair value hedge derivative financial instruments. The REIT continues fair value hedge accounting on these mortgage loans, up to several days prior to the close of the securitization. At this time the fair value hedge instruments are lifted and the hedge positions are capitalized. These capitalized hedge marks are then amortized to interest income, utilizing an effective yield method, over the life of the securitization transaction.

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

Risk Factors

You should carefully consider the following risks, together with other matters described in this Form 10-Q in evaluating our business and prospects. If any of the events referred to actually occur, our business, financial condition, liquidity and results of operations could suffer. The risks described are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-Q (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 5 of this Form 10-Q.

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

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of March 31, 2006, 22% and 11% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

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

At March 31, 2006, the guarantee would have been effectively subordinated to approximately $9.1 billion of indebtedness, including warehouse and securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

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

Legal proceedings to which Accredited is a party are described in its quarterly report on Form 10-Q for the period ended March 31, 2006.

ITEM 1A. Risk Factors

We have provided updated risk factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. While the “Risk Factors” section provides updated information in specific areas (such as delinquency rate and loan repurchases, financing rates, geographic concentration of loans, and prepayment rates), we do not believe that these updates materially change the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

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

Dated: May 9, 2006

ACCREDITED MORTGAGE LOAN REIT TRUST

BY:	/S/ JAMES A. KONRATH
James A. Konrath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/S/ JOHN S. BUCHANAN
John S. Buchanan
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	(1)	Declaration of Trust of the Registrant.

3.2	(2)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004.

3.3	(3)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004.

3.4	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.2	(2)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.3	(3)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

4.4	(4)	Indenture, dated as of March 1, 2006, between Accredited Mortgage Loan Trust 2006-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.5	(4)	Amended and Restated Trust Agreement, dated as of March 28, 2006, among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank National Association, as Owner Trustee.

4.6	(4)	Sale and Servicing Agreement, dated as of March 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, and Accredited Mortgage Loan Trust 2006-1, as Issuer and the Indenture Trustee.

4.7	(4)	Master Agreement, dated March 28, 2006, between Accredited Mortgage Loan Trust 2006-1 and Swiss Re Financial Products Corporation.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(5)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	(5)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Incorporated by Reference to the Company’s Amendment No. 2 to Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.
(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(3)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 333-124435-01) dated April 10, 2006.
(5)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.