Form 10-Q
period 2006-06-30
Accredited Mortgage Loan REIT Trust
filed 2006-08-09
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32276

ACCREDITED MORTGAGE LOAN REIT TRUST(1)

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

The number of outstanding shares of the registrant’s common stock as of August 4, 2006 was 100,000.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	an increase in mortgage loan payment default rates due to a general deterioration in economic or political conditions, fluctuations in the real estate markets, an increase in unemployment rates, and/or an increase in interest rates that results in higher loan payment amounts for the borrower;

•	a decline in interest income due to a decrease in the difference between our cost of capital and the income generated by payments on our securitized mortgage loan pools;

•	changes in demand for mortgage backed securities that affect our ability to issue notes to fund our securitizations;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to qualify as a real estate investment trust for federal income tax purposes and the corresponding tax treatment;

•	the degree and nature of AHL’s competition that may impact the value of the loans originated by AHL;

•	a change in the financial stability of Accredited, which guarantees the dividend payments on our 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”);

•	an increase in the rate of prepayments on securitized mortgage loans that could reduce the amount of cash flow distributed to us in respect of excess interest;

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” located in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.

In this Form 10-Q, unless the context requires otherwise, “REIT,” “we,” “our,” and “us” means Accredited Mortgage Loan REIT Trust.

PART I

ITEM 1.	Financial Statements

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,642	$6,158
Restricted cash – securitization pre-funding account	352,311	—
Accrued interest receivable	38,068	32,604
Mortgage loans held for investment, net of allowance of $121,247 and $98,399, respectively	7,106,478	6,240,136
Derivative assets, including margin account	93,282	65,347
Prepaid expenses and other assets	59,685	30,322
Receivable from parent	171,622	99,642

Total assets	$7,827,088	$6,474,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$18,392	$15,640
Securitization bond financing	7,419,296	6,169,886
Accrued interest payable	9,314	5,115

Total liabilities	7,447,002	6,190,641

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 20,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at June 30 2006 and December 31,2005	4,094	4,094
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at June 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	303,173	303,180
Accumulated other comprehensive income	57,074	23,991
Retained earnings (deficit)	15,744	(47,698)

Total stockholders’ equity	380,086	283,568

Total liabilities and stockholders’ equity	$7,827,088	$6,474,209

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Interest income (including $2,459, $224, $4,047 and $431 from parent)	$134,905	$95,490	$260,625	$179,587
Interest expense	(81,074)	(44,601)	(152,550)	(79,127)

Net interest income	53,831	50,889	108,075	100,460
Provision for losses on loans held for investment	(6,680)	(7,244)	(13,051)	(10,046)

Net interest income after provision	47,151	43,645	95,024	90,414
Other income	1,150	265	1,838	357

Total net revenues	48,301	43,910	96,862	90,771

OPERATING EXPENSES:
Management fee assessed by parent	8,321	6,151	16,122	11,497
Direct general and administrative expenses	1	2	9	61

Total operating expenses	8,322	6,153	16,131	11,558

Net income	39,979	37,757	80,731	79,213
Dividends on preferred stock	(2,495)	(2,494)	(4,989)	(4,989)

Net income available to common stockholders	$37,484	$35,263	$75,742	$74,224

Basic and diluted earnings per common share	$374.84	$352.63	$757.42	$742.24
Weighted average shares outstanding for basic and diluted	100	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,731	$79,213
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(2,376)	(1,713)
Amortization of deferred costs	6,626	522
Provision for losses on loans held for investment	13,051	10,046
Unrealized loss (gain) on derivatives and hedged assets	13,213	(3,872)
Adjustment into earnings for gain on derivatives from other comprehensive income	(15,705)	(6,152)
Changes in operating assets and liabilities:
Accrued interest receivable	(5,464)	3,398
Derivative assets, including margin account	5,664	40,488
Prepaid expenses and other assets	(7,074)	(45,972)
Accrued interest payable	4,200	(557)

Net cash (used in) provided by operating activities	92,865	75,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,113,821	807,936

Net cash provided by investing activities	1,113,821	807,936

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees and cash withheld as collateral	2,029,648	1,895,673
Payments on securitization bond financing	(1,145,953)	(812,055)
Net change in credit facilities	(2,010,016)	(1,921,281)
Capital contributions from parent	8,388	3,000
Net increase in receivable from parent	(71,980)	(752)
Payments of common stock dividends	(12,300)	(5,000)
Payments of preferred stock dividends	(4,989)	(4,989)

Net cash used in financing activities	(1,207,202)	(845,404)

Net (decrease) increase in cash and cash equivalents	(516)	37,933
Beginning balance cash and cash equivalents	6,158	4,018

Ending balance cash and cash equivalents	$5,642	$41,951

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2006 and 2005

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

The accompanying unaudited financial statements of the REIT have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

AHL also provides operating facilities, administration and loan servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operations or financial condition may not be indicative as if it had operated as an unaffiliated entity.

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

For the Three and Six Months Ended June 30, 2006 and 2005

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

In June 2006, the Company closed a $1.4 billion securitization. Collateral of $1.1 billion in mortgage loans was delivered at closing and the balance of approximately $350 million will be delivered in July and August. In connection with the transaction approximately $350 million of proceeds from the sale of the bonds were withheld an deposited in an interest bearing account (“pre funding account”) until the remaining collateral is delivered. In July, $173.3 million additional collateral in the form of mortgage loans was delivered. During the three-month period ended June 30, 2005 Accredited completed one securitization of mortgage loans totaling $0.9 billion.

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

Fair Value Hedges

As part of the contribution by AHL of loans held for securitization, the REIT acquires certain fair value hedge derivative financial instruments. The REIT continues fair value hedge accounting on these mortgage loans up to several days prior to the close of the securitization. At this time, the fair value hedge instruments are lifted and the hedge positions are capitalized. These capitalized hedge marks are then amortized to interest income, utilizing an effective yield method, over the life of the securitization transaction.

Cash Flow Hedges

Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on mortgage loans held for investment. For loans that are 90 days or more delinquent, Accredited reverses income previously recognized but not collected, and ceases to accrue income until all past-due amounts are collected.

Income Taxes

The REIT has elected to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At June 30, 2006 and December 31, 2005, real estate owned amounting to $30.2 million and $10.5 million, respectively, net of valuation allowances, is included in prepaid expenses and other assets.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Comprehensive income is determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$39,979	$37,757	$80,731	$79,213
Net unrealized gains (losses) on cash flow hedges	24,043	(15,502)	48,789	8,465
Reclassification adjustment into earnings for realized gain on derivatives	(8,817)	(3,856)	(15,705)	(6,152)

Total comprehensive income	$55,205	$18,399	$113,815	$81,526

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At June 30, 2006, 20% and 12% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at June 30, 2006 and December 31, 2005.

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

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	June 30, 2006	December 31,2005
	(In thousands)
Principal balance	$7,261,321	$6,350,870
Basis adjustment for fair value hedge accounting	(12,977)	(4,766)
Net deferred origination fees	(20,619)	(7,569)
Allowance for loan losses	(121,247)	(98,399)

Loans held for investment, net	$7,106,478	$6,240,136

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Allowance for losses on loans held for investment—Activity in the allowance was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands)
Three Months Ended June 30,:
2006:
Mortgage loans held for investment	$108,375	$7,022	$6,347	$(497)	$121,247
Real estate owned	9,686	—	333	(2,257)	7,762

Total	$118,061	$7,022	$6,680	$(2,754)	$129,009

2005:
Mortgage loans held for investment	$63,823	$8,376	$6,130	$(189)	$78,140
Real estate owned	2,664	—	1,114	(783)	2,995

Total	$66,487	$8,376	$7,244	$(972)	$81,135

Six Months Ended June 30,:
2006:
Mortgage loans held for investment	$98,399	$15,454	$8,122	$(728)	$121,247
Real estate owned	6,996	—	4,929	(4,163)	7,762

Total	$105,395	$15,454	$13,051	$(4,891)	$129,009

2005:
Mortgage loans held for investment	$54,960	$15,998	$7,374	$(192)	$78,140
Real estate owned	2,028	—	2,672	(1,705)	2,995

Total	$56,988	$15,998	$10,046	$(1,897)	$81,135

The following table summarizes delinquency amounts for mortgage loans and real estate owned before valuation allowance:

	At June 30, 2006			At December 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days		Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for investment	$7,261,321	$92,158	(1)	$6,350,870	$70,990	(1)
Real estate owned	37,929	37,929		17,490	17,490

Total	$7,299,250	$130,087		$6,368,360	$88,480

(1)	For loans 90 days or more delinquent we cease to accrue interest income and reverse all previously accrued but uncollected income.

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At June 30, 2006 and December 31, 2005, fair value hedge basis adjustments of ($13.0 million) and ($4.8 million) are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three or six months ended June 30, 2006 or 2005, as the REIT has discontinued fair value hedge accounting on loans held for investment.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on its securitization debt under SFAS No. 133. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $24.0 million and $48.8 million were recorded in other comprehensive income during the three and six months ended June 30, 2006, respectively. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of ($15.5 million) and $8.5 million were recorded in other comprehensive income during the three and six months ended June 30, 2005, respectively. Other comprehensive income is reported as a component of stockholders’ equity. . These contracts settle on various dates ranging from June 2006 to June 2015. A total of $34.3 million in net effective gains, included in other comprehensive income at June 30, 2006, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of ($0.8 million) and ($0.6 million) was recorded in earnings during the three months ended June 30, 2006 and 2005, respectively, and are included as a component of interest expense in the statements of operations. Hedge ineffectiveness associated with cash flow hedges of $1.3 million and $0.5 million was recorded in earnings during the six months ended June 30, 2006 and 2005, respectively, and are included as a component of interest expense in the statements of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At June 30, 2006, the REIT had outstanding Eurodollar futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. The fair value of the options contracts, interest rate swap and cap agreements, and the fair value of the margin account balances required for these derivatives and the futures contracts were as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Options contracts	$6,892	$4,739
Interest rate swap agreements	17,251	12,113
Futures contracts	33,871	8,099
Interest rate cap agreements	26	53

Total fair value of derivatives	58,040	25,004
Margin account balances	35,242	40,343

Derivative assets, including margin account	$93,282	$65,347

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

A gain of $357 thousand and a loss of $23 thousand on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three months ended June 30, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. A gain of $359 thousand and $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the six months ended June 30, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in fair value of derivative financial instruments, and the related hedged liability recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands)
Three Months Ended June 30,:
2006:
Net unrealized gain (loss)	$1,304	$(9,307)	$(8,003)
Net realized gain (loss)	—	18,950	18,950

Total	$1,304	$9,643	$10,947

2005:
Net unrealized loss	$(1,683)	$(1,981)	$(3,664)
Net realized gain	—	5,077	5,077

Total	$(1,683)	$3,096	$1,413

Six Months Ended June 30,:
2006:
Net unrealized gain (loss)	$1,977	$(15,190)	$(13,213)
Net realized gain (loss)	—	32,227	32,227

Total	$1,977	$17,037	$19,014

2005:
Net unrealized loss	$(3,461)	$(7,333)	$(10,794)
Net realized gain	—	15,292	15,292

Total	$(3,461)	$7,959	$4,498

5. CREDIT FACILITIES

AHL and the REIT, as several sellers, have entered into aggregate warehouse facilities to permit the securitization of mortgage loans. The REIT is the primary obligor on these facilities for approximately 30 days or less prior to each securitization. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities during the time that the REIT owns the mortgage loans; in addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities.

Prior to the date of contribution of the mortgage loan assets scheduled for securitization, AHL is the primary obligor. Subsequent to the contribution date, the REIT becomes the primary obligor and AHL guarantees the REIT’s obligations under the warehouse credit facilities.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Amounts outstanding on these warehouse facilities at June 30, 2006 and December 31, 2005 were collateralized by unsold portions of the securitized debt.

6. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	Balance		Interest Rate Range		Final Stated Maturity
	6/30/2006	12/31/2005	Fixed	Variable (LIBOR+)
2002—two securitizations	$95,411	$136,634	4.48% - 4.93%	.32% -.50%	2033
2003—three securitizations	315,129	406,650	3.58% - 4.46%	.35% -.38%	2034
2004—four securitizations	1,484,103	1,882,537	2.90% - 5.25%	.15% -2.50%	2035
2005—four securitizations	3,193,832	3,747,597	N/A	.08% -2.50%	2035
2006—two securitizations	2,333,917	—	N/A	.04% -2.10%	2036

	7,422,392	6,173,418
Unamortized bond discounts	(3,096)	(3,532)

Total securitization bond financing, net	$7,419,296	$6,169,886

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $7.3 billion and $6.4 billion as of June 30, 2006 and December 31, 2005, respectively. In addition, $352.3 million of restricted cash at June 30, 2006 is pledged as collateral in connection with the securitization closed in June 2006.

Unamortized debt issuance costs, included in prepaid expenses and other assets, are $28.5 million and $19.7 million at June 30, 2006 and December 31, 2005, respectively.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

The following table summarizes the expected repayments relating to the securitization bond financing at June 30, 2006. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

(In thousands)
Six months ending December 31, 2006	$1,262,190
Year Ending December 31:
2007	2,356,074
2008	1,352,990
2009	773,123
2010	504,946
2011	342,892
Thereafter	830,177
Discount	(3,096)

Total	$7,419,296

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

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(In thousands)
Federal income tax at statutory rate	$13,993	$13,216	$28,256	$27,725
Preferred stock dividends at statutory rate	(873)	(873)	(1,746)	(1,746)
Common stock dividends paid deduction and other	(13,120)	(12,343)	(26,510)	(25,979)

Total provision	$—	$—	$—	$—

8. PREFERRED STOCK

The Board of Trustees, or a duly authorized committee thereof, may issue up to 200,000,000 shares of preferred stock from time to time in one or more classes or series. In addition, the Board of Trustees, or duly authorized committee thereof, may fix the preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications and terms and conditions of redemption.

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At June 30, 2006 and December 31, 2005, there were 4,093,678 preferred shares issued and outstanding.

In March and June 2006, the REIT’s board of trustees declared quarterly cash dividends on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2006.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of June 30, 2006, the REIT was in compliance with the covenants applicable to date in 2006.

Accredited irrevocably and unconditionally has agreed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT; and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

9. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $8.3 million and $6.2 million for the three months ended June 30, 2006 and 2005, respectively. Interest income under this agreement totaled $2.5 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. Management fee expense under this agreement totaled $16.1 million and $11.5 million for the six months ended June 30, 2006 and 2005, respectively. Interest income under this agreement totaled $4.0 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, the net receivable from parent was $171.6 million and $99.6 million, respectively.

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$148,875	$87,606

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$20,439	$2,248

Unrealized gains on cash flow hedges recorded to other comprehensive income	$48,789	$8,465

Detail of assets and liabilities contributed from parent:
Cash contributions	$8,388	$3,000
Mortgage loans, net of reserves	2,029,985	1,908,825
Other net assets (liabilities)	(25,612)	(3,311)
Outstanding balances on warehouse credit facilities	(2,012,768)	(1,921,281)

Liabilities in excess of assets contributed	$(7)	$(12,767)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “Forward-Looking Statements” on page 4 of this Form 10Q and the section below entitled “Risk Factors” and elsewhere in this report.

General

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of our outstanding common shares are held by Accredited Home Lenders, Inc. (“AHL”), a wholly-owned subsidiary of Accredited Home Lenders Holding Co. (“Accredited”).

Our intention is to hold all securitized loans and related securitization bond financing activities of AHL. We acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. We are, therefore, economically and operationally dependent on AHL, and, as such, our results of operations or financial condition may not be indicative as if we had operated as an unaffiliated entity.

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

Results Of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Change	% Change
	(Dollars in thousands)
Interest income	$134,905	$95,490	$39,415	41.3%
Interest expense	(81,074)	(44,601)	(36,473)	(81.8%)

Net interest income	53,831	50,889	2,942	5.8%
Provision for losses	(6,680)	(7,244)	564	(7.8%)

Net interest income after provision	47,151	43,645	3,506	8.0%
Other income	1,150	265	885	334.0%

Total net revenues	$48,301	$43,910	$4,391	10.0%

Average inventory of loans held for investment	$6,599,536	$5,023,051	$1,576,485	31.4%
Annualized interest income as a percentage of average inventory of loans held for investment	8.18%	7.60%

Interest Income and Expense. Interest income totaled $134.9 million (including interest from the parent of $2.5 million) for the three months ended June 30, 2006, and $95.5 million (including interest from the parent of $0.2 million) for the comparable period in 2005, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $81.1 million for the three months ended June 30, 2006, and $44.6 million for the comparable period in 2005, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

The components of our net interest margin are as follows:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$120,162	$6,599,536	7.28%	$85,365	$5,023,051	6.80%
Other income	14,743		0.89%	10,125		0.81%
Interest expense	(87,667)	6,548,598	(5.30)%	(44,857)	4,864,662	(3.65)%
Other expense	6,593		0.41%	256		0.02%

Spread	$53,831		3.28%	$50,889		3.98%

Net interest margin	$53,831	$6,599,536	3.32%	$50,889	$5,023,051	4.09%

The net interest spread for our securitized loans declined from 3.98% during the three months ended June 30, 2005 to 3.28% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in the coupon rate on our securitized loans. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the three months ended June 30:

	2006	2005	Change	% Change
	(dollars in thousands)
Current period provision for:
Loans held for investment	$6,347	$6,130	$217	3.5%
Real estate owned	333	1,114	(781)	(70.1%)

Total provision for losses	$6,680	$7,244	$(564)	(7.8%)

Reserve balance at period end:
Loans held for investment	$121,247	$78,140	$43,107	55.2%

Principal balance at period end:
Loans held for investment	$7,261,321	$5,214,537	$2,046,784	39.3%

Reserve balance on loans as a percentage of the principal balance at period end	1.7%	1.5%

Provision for losses reflects additions to reserves after the loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The provision for losses related to real estate owned decreased 70.1% for the three months ended June 30, 2006, as compared to the same period in 2005. The decrease was a result of a reduction in the loss severity rate on real estate owned based upon current market conditions.

The ratio of loss reserve to principal outstanding at June 30, 2006, increased to 1.7% from 1.5% for the same period in 2005. The increase is due primarily to expected losses resulting from an increase in the aging of the portfolio.

We currently expect our provision for losses to increase in 2006 at a rate similar to the growth rate of our average on-balance sheet loan portfolio.

Management Fee Assessed by Parent Company. The management fee assessed by the parent, AHL, for servicing and general and administrative services totaled $8.3 million for the three months ended June 30, 2006, and $6.2 million for the three months ended June 30, 2005, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Direct General and Administrative Expense. Direct general and administrative expenses totaled one thousand for the three months ended June 30, 2006 and two thousand for the three months ended June 30, 2005 and represent audit, legal and trustee fees incurred directly by the REIT.

Income taxes. There is no provision for income taxes for the three months ended June 30, 2006 or for the three months ended June 30, 2005, as we expect to dividend all of our 2006 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2006. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate. Notwithstanding the above, future dividends will be made at the discretion of our Board of Trustees based on a number of factors, including our cash flows. Accordingly, no assurances can be given as to the expected level of such dividends, if any.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Change	% Change
	(Dollars in thousands)
Interest income	$260,625	$179,587	$81,038	45.1%
Interest expense	(152,550)	(79,127)	(73,423)	92.8%

Net interest income	108,075	100,460	7,615	7.6%
Provision for losses	(13,051)	(10,046)	(3,005)	29.9%

Net interest income after provision	95,024	90,414	4,610	5.1%
Other income	1,838	357	1,481	414.9%

Total net revenues	$96,862	$90,771	$6,091	6.7%

Average inventory of loans held for investment	$6,455,561	$4,742,462	$1,713,099	36.1%
Annualized interest income as a percentage of average inventory of loans held for investment	8.08%	7.57%

Interest Income and Expense. Interest income totaled $260.6 million (including interest from the parent of $4.0 million) for the six months ended June 30, 2006, and $179.6 million (including interest from the parent of $0.4 million) for the comparable period in 2005, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $152.6 million for the six months ended June 30, 2006, and $79.1 million for the comparable period in 2005, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

The components of our net interest margin are as follows:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$233,172	$6,455,561	7.22%	$161,686	$4,742,462	6.82%
Other income	27,453		0.85%	17,902		0.75%
Interest expense	(163,395)	6,409,874	(5.08)%	(81,451)	4,584,284	(3.53)%
Other expense	10,845		0.34%	2,323		0.10%

Spread	$108,075		3.33%	$100,460		4.14%

Net interest margin	$108,075	$6,455,561	3.36%	$100,460	$4,742,462	4.26%

The net interest spread for our securitized loans declined from 4.14% during the six months ended June 30, 2005 to 3.33% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in the coupon rate of our securitized loans. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the six months ended June 30:

	2006	2005	Change	% Change
	(dollars in thousands)
Current period provision for:
Loans held for investment	$8,122	$7,374	$748	10.2%
Real estate owned	4,929	2,672	2,257	84.5%

Total provision for losses	$13,051	$10,046	$3,005	29.9%

Reserve balance at period end:
Loans held for investment	$121,247	$78,140	$43,107	55.2%

Principal balance at period end:
Loans held for investment	$7,261,321	$5,214,537	$2,046,784	39.3%

Reserve balance on loans as a percentage of the principal balance at period end	1.7%	1.5%

Provision for losses reflects additions to reserves after the loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The provision for losses related to real estate owned increased 84.5% for the six months ended June 30, 2006, as compared to the same period in 2005. This increase is directly related to a corresponding increase in the level of real estate owned held at the end of the reporting periods.

The ratio of loss reserve principal outstanding at June 30, 2006, increased to 1.7% from 1.5% for the same period in 2005. The increase is due primarily to expected losses resulting from an increase in the aging of the portfolio.

We currently expect our provision for losses to increase in 2006 at a rate similar to the growth rate of our average on-balance sheet loan portfolio.

Management Fee Assessed by Parent Company. The management fee assessed by the parent, AHL, for servicing and general and administrative services totaled $16.1 million for the six months ended June 30, 2006, and $11.5 million for the six months ended June 30, 2005, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Direct General and Administrative Expense. Direct general and administrative expenses totaled $9,000 for the six months ended June 30, 2006 and $61,000 for the six months ended June 30, 2005 and represent audit, legal and trustee fees incurred directly by the REIT.

Income taxes. There is no provision for income taxes for the six months ended June 30, 2006 or for the six months ended June 30, 2005, as we expect to dividend all of our 2006 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2006. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate. Notwithstanding the above, future dividends will be made at the discretion of our Board of Trustees based on a number of factors, including our cash flows. Accordingly, no assurances can be given as to the expected level of such dividends, if any.

Liquidity and Capital Resources

Parent Contributions

During the six months ended June 30, 2006, AHL contributed to the REIT mortgage loans, net of reserves, of $2.0 billion, cash of $8.4 million, and other net liabilities of $25.6 million, reduced by contributions of aggregate outstanding credit facility balances of $2.0 billion, resulting in contributions to Additional Paid in Capital of seven thousand. AHL may from time to time in the future contribute additional capital or other net assets to us.

Preferred Stock

In March and June 2006, the REIT’s board of trustees declared quarterly cash dividends on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2006.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of June 30, 2006, we were in compliance with the covenants applicable to date in 2006.

Securitizations

In March and June 2006, we completed securitizations containing $1.0 billion and $1.1 billion, respectively, of first and second priority residential mortgage loans through the REIT. The securitizations utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitizations are structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from these securitizations primarily to repay warehouse financing for the mortgage loans. The securitization completed in June 2006 contained a pre-funding in the form of restricted cash in the amount of $352.3 million. In July, $173.3 million additional collateral in the form of mortgage loans was delivered. The loans to complete the funding of this securitization will be delivered in August 2006.

Summary of Cash Activity

Cash provided by operating activities of $92.9 million, cash provided by principal payments received on mortgage loans held for investment of $1.1 billion, cash capital contributions from AHL of $8.4 million and net proceeds from the issuance of securitized bond financing of $2.0 billion during the six months ended June 30, 2006 were used primarily to pay off outstanding credit facility balances contributed by AHL of $2.0 billion, to fund payments on the securitization bond financing of $1.1 billion and to pay dividends on our common and preferred stock of $12.3 million and $5.0 million, respectively.

Credit Facilities

AHL and the REIT, as several sellers, have entered into temporary aggregate warehouse facilities to permit the securitization of mortgage loans. The REIT is the primary obligor on these facilities for approximately 30 days or less prior to each securitization. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities during the time that the REIT owns the mortgage loans; in addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities.

Prior to the date of contribution of the mortgage loan assets scheduled for securitization, AHL is the primary obligor. Subsequent to the contribution date, the REIT becomes the primary obligor and AHL guarantees the REIT’s obligations under the warehouse credit facilities.

The facilities are collateralized by performing, aged and delinquent loans, and mortgage backed securities that bear interest at One-Month or overnight LIBOR plus a spread. REIT obligations outstanding on these warehouse facilities were $18.4 million and $15.6 million at June 30, 2006 and December 31, 2005, respectively.

Parent Guarantee

Accredited irrevocably and unconditionally has agreed to pay in full to the holders of each share of our Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which we or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on our Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by us, and (iii) the liquidation preference, if any, payable with respect to any of our Series A

Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

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

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at each applicable trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the hedged asset or liability to ensure that there remains adequate correlation in the hedge relationship.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of June 30, 2006:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Securitized debt subject to portfolio-based accounting	(43,633)	(86,757)	44,154	88,841
Derivatives related to securitized debt subject to portfolio-based accounting	36,773	73,682	(36,466)	(72,514)

Net change	$(6,860)	$(13,075)	$7,688	$16,327

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our March and June 2006 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2005. The following table summarizes our contractual obligations, excluding future interest, at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Credit facilities	$18,392	$18,392	$—	$—	$—
Securitization bond financing(1)	7,419,296	1,262,190	3,709,064	1,278,069	1,173,069

Total	$7,437,688	$1,280,582	$3,709,064	$1,278,069	$1,173,069

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes. The mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of June 30, 2006, we did not have any off-balance sheet financing arrangements.

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

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of June 30, 2006, 20% and 12% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

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

At June 30, 2006, the guarantee would have been effectively subordinated to approximately $9.1 billion of indebtedness, including warehouse and securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

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

Legal proceedings to which Accredited is a party are described in its quarterly report on Form 10-Q for the period ended June 30, 2006.

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

On June 8, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, James A. Konrath, Joseph J. Lydon, James H. Berglund, Gary M. Erickson, Bowers W. Espy, Jody A. Gunderson and Richard T. Pratt, DBA were elected to the Board of Trustees, each as a Trustee. All of the outstanding shares of the REIT’s common stock were voted in favor of each of the trustees. Series A Preferred Shares cast in favor of Messrs. Konrath, Lydon, Berglund, Erickson, Espy, Pratt and Ms. Gunderson were 3,509,199; 3,508,949; 3,871,670; 3,872,799; 3,872,999; 3,870,749; and 3,872,999 respectively. There were no votes against Messrs. Konrath, Lydon, Berglund, Erickson, Espy, Pratt or Ms. Gunderson, and the votes withheld were 370,567; 370,817; 8,096; 6,967; 6,767; 9,017; and 6,767 respectively. Also at the meeting, Grant Thornton LLP was ratified as the Company’s independent auditors. All of the outstanding shares of the REIT’s common stock and 3,873,849 shares of the Series A Preferred cast votes in favor of the ratification of Grant Thornton LLP, with 2,667 Series A Preferred shares voting against ratification and 3,250 shares of Series A Preferred abstaining.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006

ACCREDITED MORTGAGE LOAN REIT TRUST

BY:	/s/ JAMES A. KONRATH
James A. Konrath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ STUART D. MARVIN
Stuart D. Marvin
Executive Vice President and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

3.1(1)	Declaration of Trust of Accredited Mortgage Loan REIT Trust.

3.2(2)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004.

3.3(3)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004.

3.4(1)	Amended and Restated Bylaws of Accredited Mortgage Loan REIT Trust.

4.1(2)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.2(2)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.3(3)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

4.4(4)	Indenture, dated as of June 1, 2006, between Accredited Mortgage Loan Trust 2006-2, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.5(4)	Amended and Restated Trust Agreement, dated as of June 29, 2006, among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank Trust National Association, as Owner Trustee.

4.6(4)	Sale and Servicing Agreement, dated as of June 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

4.7(4)	Master Agreement, dated June 29, 2006, between Accredited Mortgage Loan Trust 2006-2 and Barclays Bank PLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1(5)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350.

32.2(5)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350.

(1)	Incorporated by Reference to the REIT’s Amendment No. 2 to Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.

(2)	Incorporated by Reference to Accredited’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.

(3)	Incorporated by Reference to Accredited’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.

(4)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current Report on Form 8-K (File No. 333-129972-02) dated July 5, 2006.

(5)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.