Form 10-Q
period 2006-09-30
Accredited Mortgage Loan REIT Trust
filed 2006-11-09
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of outstanding shares of the registrant’s common stock as of November 3, 2006 was 100,000.

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

In this Form 10-Q, unless the context requires otherwise, “REIT,” “we,” “our,” and “us” means Accredited Mortgage Loan REIT Trust.

PART I

ITEM 1. Financial Statements

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value) (Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$11,289	$6,158
Accrued interest receivable	34,750	32,604
Mortgage loans held for investment, net of allowance of $120,928 and $98,399, respectively	6,803,199	6,240,136
Derivative assets, including margin account	46,916	65,347
Other assets	61,540	30,322
Receivable from parent	214,202	99,642

Total assets	$7,171,896	$6,474,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$16,368	$15,640
Securitization bond financing	6,759,968	6,169,886
Accounts payable and accrued liabilities	18,327	5,115

Total liabilities	6,794,663	6,190,641

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 20,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at September 30 2006 and December 31, 2005	4,094	4,094
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at September 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	314,488	303,180
Accumulated other comprehensive income	6,145	23,991
Retained earnings (deficit)	52,505	(47,698)

Total stockholders’ equity	377,233	283,568

Total liabilities and stockholders’ equity	$7,171,896	$6,474,209

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Interest income (including $3,034, $1,151, $7,081, and $1,582 from parent)	$147,998	$109,369	$408,623	$288,957
Interest expense	(97,425)	(52,811)	(249,975)	(131,939)

Net interest income	50,573	56,558	158,648	157,018
Provision for losses on loans and real estate owned	(3,107)	(2,578)	(16,158)	(12,624)

Net interest income after provision	47,466	53,980	142,490	144,394
Other income	863	502	2,700	859

Total net revenues	48,329	54,482	145,190	145,253

OPERATING EXPENSES:
Management fee assessed by parent	9,072	6,750	25,193	18,247
Direct general and administrative expenses	1	51	10	112

Total operating expenses	9,073	6,801	25,203	18,359

Net income	39,256	47,681	119,987	126,894
Dividends on preferred stock	(2,495)	(2,495)	(7,484)	(7,484)

Net income available to common stockholders	$36,761	$45,186	$112,503	$119,410

Basic and diluted earnings per common share	$367.61	$451.86	$1,125.03	$1,194.10
Weighted average shares outstanding for basic and diluted	100	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,987	$126,894
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(5,070)	(2,388)
Amortization of deferred costs	9,483	782
Provision for losses	16,158	12,624
Unrealized loss (gain) on derivatives and hedged assets	18,669	(6,808)
Adjustment into earnings for gain on derivatives from other comprehensive income	(25,625)	(10,023)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,146)	(8,463)
Derivative assets, including margin account	3,681	17,591
Other assets	(11,010)	(8,725)
Accounts payable and accrued liabilities	13,212	335

Net cash provided by operating activities	137,339	121,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,760,681	1,403,252

Net cash provided by investing activities	1,760,681	1,403,252

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	2,381,320	3,003,173
Payments on securitization bond financing	(1,804,207)	(1,417,245)
Net change in credit facilities	(2,344,046)	(2,942,626)
Capital contributions from parent	8,388	3,000
Net increase in receivable from parent	(114,560)	(161,806)
Payments of common stock dividends	(12,300)	(5,000)
Payments of preferred stock dividends	(7,484)	(7,484)

Net cash used in financing activities	(1,892,889)	(1,527,988)

Net (decrease) increase in cash and cash equivalents	5,131	(2,917)
Beginning balance cash and cash equivalents	6,158	4,018

Ending balance cash and cash equivalents	$11,289	$1,101

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by Accredited Home Lenders, Inc. (“AHL”), a wholly owned subsidiary of Accredited Home Lenders Holding Co., (“AHLHC”).

The accompanying unaudited financial statements of the REIT have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT is generally not subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

differ from those estimates. Significant estimates and assumptions included in our financial statements relate to the provision for loan losses, hedging policies and income taxes.

Cash and Cash Equivalents

For purposes of financial statement presentation, the REIT considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash.

Loans Held for Investment, Securitization Bond Financing and Provision for Losses

Periodically, Loans Held for Securitization, which are originated by and held in AHL, are contributed at the current carrying amount to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for loan losses. The loans remain in Loans Held for Securitization for approximately 10 business days prior to the close of the securitization transaction and are thereafter designated as Loans Held for Investment. In June 2006, Accredited closed a $1.4 billion securitization. Collateral of $1.05 billion in mortgage loans was delivered in June with the balance of approximately $350 million delivered in the quarter ended September 30, 2006.

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with six of the securitizations structured as

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At September 30, 2006 and December 31, 2005, real estate owned amounting to $35.2 million and $10.5 million, respectively, net of valuation allowances, is included in Other assets.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Comprehensive income is determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$39,256	$47,681	$119,987	$126,894
Net unrealized gains (losses) on cash flow hedges	(41,010)	20,250	7,778	28,715
Reclassification adjustment into earnings for realized gain on derivatives	(9,919)	(3,871)	(25,624)	(10,023)

Total comprehensive income (loss)	$(11,683)	$64,060	$102,141	$145,586

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At September 30, 2006, 19% and 12% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at September 30, 2006 and December 31, 2005.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Principal balance	$6,956,819	$6,350,870
Basis adjustment for fair value hedge accounting	(10,515)	(4,766)
Net deferred origination fees	(22,177)	(7,569)
Allowance for loan losses	(120,928)	(98,399)

Loans held for investment, net	$6,803,199	$6,240,136

Allowance for losses on loans held for investment—Activity in the allowance was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands)
Three Months Ended September 30,:
2006:
Mortgage loans held for investment	$121,247	$2,863	$(2,800)	$(382)	$120,928
Real estate owned	7,762	—	5,907	(3,854)	9,815

Total	$129,009	$2,863	$3,107	$(4,236)	$130,743

2005:
Mortgage loans held for investment	$78,140	$9,685	$317	$(394)	$87,748
Real estate owned	2,995	—	2,261	(847)	4,409

Total	$81,135	$9,685	$2,578	$(1,241)	$92,157

Nine Months Ended September 30,:
2006:
Mortgage loans held for investment	$98,399	$18,315	$5,323	$(1,109)	$120,928
Real estate owned	6,996	—	10,835	(8,016)	9,815

Total	$105,395	$18,315	$16,158	$(9,125)	$130,743

2005:
Mortgage loans held for investment	$54,960	$25,682	$7,691	$(585)	$87,748
Real estate owned	2,028	—	4,933	(2,552)	4,409

Total	$56,988	$25,682	$12,624	$(3,137)	$92,157

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The following table summarizes delinquency amounts for mortgage loans and real estate owned before valuation allowance:

	At September 30, 2006		At December 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for investment	$6,956,819	$130,462	$6,350,870	$70,990
Real estate owned	45,047	45,047	17,490	17,490

Total	$7,001,866	$175,509	$6,368,360	$88,480

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At September 30, 2006 and December 31, 2005, fair value hedge basis adjustments of ($10.5 million) and ($4.8 million) are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three or nine months ended September 30, 2006 or 2005, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on the variable rate portion of its securitization debt under SFAS No. 133. Effective unrealized (losses) gains associated with cash flow hedges of ($41.0 million) and $20.2 million were recorded in other comprehensive income during the three months ended September 30, 2006 and 2005, respectively. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $7.8 million and $28.7 million were recorded in other comprehensive income during the nine months ended September 30, 2006 and 2005, respectively. Other comprehensive income is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from September 2006 to September 2015. A total of $14.6 million in net effective gains, included in other comprehensive income at September 30, 2006, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness gains (losses) associated with cash flow hedges of ($1.6 million) and $1.5 million was recorded in earnings during the three months ended September 30, 2006 and 2005, respectively, and are included as a component of interest expense in the statements of operations. Hedge ineffectiveness gains (losses) associated with cash flow hedges of ($0.2 million) and $2.0 million was recorded in earnings during the nine months ended September 30, 2006 and 2005, respectively, and are included as a component of interest expense in the Consolidated Statements of Operations.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At September 30, 2006, the REIT had outstanding Eurodollar futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. The fair value of the options contracts, interest rate swap and cap agreements, and the fair value of the margin account balances required for these derivatives and the futures contracts were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Options contracts	$3,047	$4,792
Interest rate cap and swap agreements	6,947	12,113
Futures contracts	5,439	8,099

Total fair value of derivatives	15,433	25,004
Margin account balances	31,483	40,343

Derivative assets, including margin account	$46,916	$65,347

A loss of ($0.3 million) and a gain of $0.3 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three months ended September 30, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. A loss of ($0.7 million) and a gain of $2.0 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the nine months ended September 30, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in fair value of derivative financial instruments, and the related hedged liability recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands)
Three Months Ended September 30,:
2006:
Net unrealized gain (loss)	$1,883	$(7,339)	$(5,456)
Net realized gain	—	15,703	15,703

Total	$1,883	$8,364	$10,247

2005:
Net unrealized loss	$(1,046)	$(3,970)	$(5,016)
Net realized gain	—	9,372	9,372

Total	$(1,046)	$5,402	$4,356

Nine Months Ended September 30,:
2006:
Net unrealized gain (loss)	$3,860	$(22,529)	$(18,669)
Net realized gain	—	47,930	47,930

Total	$3,860	$25,401	$29,261

2005:
Net unrealized loss	$(4,506)	$(11,314)	$(15,820)
Net realized gain	—	24,659	24,659

Total	$(4,506)	$13,345	$8,839

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

5. CREDIT FACILITIES

AHL and the REIT have entered into aggregate warehouse facilities to permit the securitization of mortgage loans. AHL is the primary obligor under these facilities until the loans are contributed to the REIT for securitization. The REIT then becomes the primary obligor until the loans are securitized, a period of 30 days or less. Each of the facility agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities during the time that the REIT owns the mortgage loans.

Amounts outstanding on these warehouse facilities at September 30, 2006 and December 31, 2005 were collateralized by unsold portions of the securitized debt.

6. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	Balance		Interest Rate Range
	9/30/2006	12/31/2005	Fixed	Variable (LIBOR+)	Final Stated Maturity
	(in thousands)
2002—two securitizations	$81,845	$136,634	4.48% - 4.93%	.32% - .50%	2033
2003—three securitizations	264,558	406,650	3.58% - 4.46%	.35% - .38%	2034
2004—four securitizations	1,278,576	1,882,537	2.90% - 5.25%	.15% - 2.50%	2035
2005—four securitizations	2,922,695	3,747,597	N/A	.08% - 2.50%	2035
2006—two securitizations	2,215,188	—	N/A	.04% - 2.10%	2036

	6,762,862	6,173,418
Unamortized bond discounts	(2,894)	(3,532)

Total securitization bond financing, net	$6,759,968	$6,169,886

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $7.0 billion and $6.4 billion as of September 30, 2006 and December 31, 2005, respectively.

Unamortized debt issuance costs, included in other assets, are $25.9 million and $19.7 million at September 30, 2006 and December 31, 2005, respectively.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to the REIT, to Accredited Home Lenders, Inc. as servicer, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principal and interest is known as excess interest.

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

For the Three and Nine Months Ended September 30, 2006 and 2005

Due to the potential for prepayment of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

The following table summarizes the expected repayments relating to the securitization bond financing at September 30, 2006. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands)
Three months ending December 31, 2006	$430,036
Year Ending December 31:
2007	2,444,937
2008	1,378,942
2009	797,917
2010	514,034
2011	344,147
Thereafter	852,849
Discount	(2,894)

Total	$6,759,968

7. INCOME TAXES AND DISTRIBUTION OF EARNINGS

With the filing of its first Federal income tax return on September 9, 2005, the REIT elected to be treated as a real estate investment trust for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT is generally not subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. Currently the REIT plans to distribute substantially all of its taxable income to its common and preferred shareholders.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(In thousands)
Federal income tax at statutory rate	$13,739	$16,688	$41,995	$44,413
Preferred stock dividends at statutory rate	(873)	(873)	(2,619)	(2,619)
Common stock dividends paid deduction and other	(12,866)	(15,815)	(39,376)	(41,794)

Total provision	$—	$—	$—	$—

8. PREFERRED STOCK

The Board of Trustees, or a duly authorized committee thereof, may issue up to 200,000,000 shares of preferred stock from time to time in one or more classes or series. In addition, the Board of Trustees, or duly

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

authorized committee thereof, may fix the preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications and terms and conditions of redemption.

9.75% Series A Perpetual Cumulative Preferred Shares

The REIT’s Board of Trustees has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At September 30, 2006 and December 31, 2005, there were 4,093,678 preferred shares issued and outstanding.

In March, June and September 2006, the REIT’s board of trustees declared quarterly cash dividends on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15 and September 15, which aggregated $7.5 million for the nine months ended September 30, 2006 and 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of September 30, 2006, the REIT was in compliance with the covenants applicable to date in 2006.

AHLHC irrevocably and unconditionally has agreed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or AHLHC may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT; and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock.

9. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the six-month LIBOR plus 1.0%. Management fee expense under this agreement totaled $9.1 million and $6.8 million for the three months ended September 30, 2006 and 2005, respectively. Interest income under this agreement totaled $3.0 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively. Management fee expense under this agreement totaled $25.2 million and $18.2 million for the nine months ended September 30, 2006 and 2005, respectively. Interest income under this agreement totaled $7.0 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively. The net receivable from parent results from advances of excess cash holdings by the REIT to AHL. AHL utilizes the funds advanced to pay down its warehouse lines. The net receivable will be liquidated at the time the REIT pays common stock dividends to AHL. Pursuant to the right of offset under the agreement between the parties, the net receivable will accrue interest at an annual rate equal to the six-month LIBOR plus 1.0%.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$260,828	$144,911

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$27,558	$5,538

Unrealized gains on cash flow hedges recorded to other comprehensive income	$7,778	$28,715

Detail of assets and liabilities contributed from parent:
Cash contributions	$8,388	$3,000
Mortgage loans, net of reserves	2,376,980	3,019,222
Other net assets (liabilities)	(29,286)	(11,932)
Outstanding balances on warehouse credit facilities	(2,344,773)	(2,942,223)

Assets in excess of liabilities contributed	$11,309	$68,067

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “Forward-Looking Statements” on page 4 of this Form 10-Q and the section below entitled “Risk Factors” and elsewhere in this report.

General

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of our outstanding common shares are held by Accredited Home Lenders, Inc. (“AHL”), a wholly-owned subsidiary of Accredited Home Lenders Holding Co. (“Accredited”). REIT’s only publicly held securities are REIT’s 9.75% Series A Perpetual Cumulative Preferred Shares, payments in respect of which are fully and unconditionally guaranteed by Accredited

Our intention is to hold all securitized loans and related securitization bond financing activities of AHL. We acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. We are, therefore, economically and operationally dependent on AHL, and, as such, our results of operations or financial condition may not be indicative of the results of operations or financial condition we would have if we had operated as an unaffiliated entity.

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

Although the securitizations are legally structured as sales, for accounting purposes they are treated as financings under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. The securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the mortgage loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. Also, AHL, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any mortgage loans securitized through the securitization trust that become troubled. Accordingly, the mortgage loans and securitization indebtedness are included in our balance sheet. We record interest income on the mortgage loans and interest expense on the securities issued from the securitization over the life of the securitization. Our profitability in large part depends on the difference, or spread, between these amounts.

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

Results Of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Change	% Change
	(Dollars in thousands)
Interest income	$147,998	$109,369	$38,629	35.3%
Interest expense	(97,425)	(52,811)	44,614	84.5%

Net interest income	50,573	56,558	(5,985)	(10.6%)
Provision for losses	(3,107)	(2,578)	529	20.5%

Net interest income after provision	47,466	53,980	(6,514)	(12.1%)
Other income	863	502	361	71.9%

Total net revenues	$48,329	$54,482	$(6,153)	(11.3%)

Interest Income and Expense. Interest income totaled $148.0 million (including interest from the parent of $3.0 million) for the three months ended September 30, 2006, and $109.4 million (including interest from the parent of $1.2 million) for the comparable period in 2005, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $97.4 million for the three months ended September 30, 2006, and $52.8 million for the comparable period in 2005, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

The components of our net interest margin are as follows:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$130,694	$7,293,473	7.17%	$96,209	$5,566,315	6.91%
Other income	17,304		.95%	13,160		.95%
Interest expense	(101,900)	7,374,616	(5.41)%	(55,087)	5,383,166	(4.00)%
Other expense	4,475		.24%	2,276		.17%

Spread	$50,573		2.95%	$56,558		4.02%

Net interest margin	$50,573	$7,293,473	2.89%	$56,558	$5,566,315	4.15%

The net interest spread for our securitized loans declined from 4.02% during the three months ended September 30, 2005 to 2.95% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in the coupon rate on our securitized loans. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the three months ended September 30:

	2006	2005	Change	% Change
	(dollars in thousands)
Current period provision for:
Loans held for investment	$(2,800)	$317	$(3,117)	(983.3%)
Real estate owned	5,907	2,261	3,646	161.3%

Total provision for losses	$3,107	$2,578	$529	20.5%

Reserve balance at period end:
Loans held for investment	$120,928	$87,748	$33,180	37.8%

Principal balance at period end:
Loans held for investment	$6,956,819	$5,734,732	$1,222,087	21.3%

Reserve balance on loans as a percentage of the principal balance at period end	1.7%	1.5%

Provision for losses reflects additions to reserves after the loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The decrease in provision for losses on loans held for investment was primarily due to a decline in the loans outstanding for the current quarter versus growth in the loans outstanding for the third quarter of last year. However, the ratio of loss reserve to principal outstanding at September 30, 2006, increased to 1.7% from 1.5% for the same period in 2005.

The increase in loss provisions related to real estate owned for the three months ended September 30, 2006, as compared to the same period in 2005 was a result of the increase in the level of real estate owned held partially offset by a reduction in the loss severity rate on real estate owned based upon current market conditions.

Management Fee Assessed by Parent Company. The management fee assessed by the parent, AHL, for servicing and general and administrative services totaled $9.1 million for the three months ended September 30, 2006, and $6.8 million for the three months ended September 30, 2005, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Income taxes. There is no provision for income taxes for the three months ended September 30, 2006 or for the three months ended September 30, 2005, as we expect to dividend all of our 2006 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2006. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate. Notwithstanding the above, future dividends will be made at the discretion of our Board of Trustees based on a number of factors, including our cash flows. Accordingly, no assurances can be given as to the expected level of such dividends, if any.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Change	% Change
	(Dollars in thousands)
Interest income	$408,623	$288,957	$119,666	41.4%
Interest expense	(249,975)	(131,939)	118,036	89.5%

Net interest income	158,648	157,018	1,630	1.0%
Provision for losses	(16,158)	(12,624)	3,534	28.0%

Net interest income after provision	142,490	144,394	(1,904)	(1.3%)
Other income	2,700	859	1,841	214.3%

Total net revenues	$145,190	$145,253	$(63)

Interest Income and Expense. Interest income totaled $408.6 million (including interest from the parent of $7.1 million) for the nine months ended September 30, 2006, and $289.0 million (including interest from the parent of $1.6 million) for the comparable period in 2005, and was generated primarily from our loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

Interest expense totaled $250.0 million for the nine months ended September 30, 2006, and $131.9 million for the comparable period in 2005, and represents interest incurred on our securitization bond financings and our interim warehouse credit facilities, amortization of bond issue costs and realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing liabilities.

The components of our net interest margin are as follows:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Interest income	$366,185	$6,744,232	7.24%	$258,779	$5,039,903	6.85%
Other income	42,438		.84%	30,178		.80%
Interest expense	(265,664)	6,748,766	(5.20)%	(136,576)	4,781,723	(3.70)%
Other expense	15,689		.31%	4,637		.13%

Spread	158,648		3.19%	$157,018		4.07%

Net interest margin	158,648	$6,744,232	3.18%	$157,018	$5,039,903	4.19%

The net interest spread for our securitized loans declined from 4.07% during the nine months ended September 30, 2005 to 3.19% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in the coupon rate of our securitized loans. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the nine months ended September 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Current period provision for:
Loans held for investment	$5,322	$7,691	$(2,369)	(30.8%)
Real estate owned	10,836	4,933	5,903	119.7%

Total provision for losses	$16,158	$12,624	$3,534	28.0%

Reserve balance at period end:
Loans held for investment	$120,928	$87,748	$33,180	37.8%

Principal balance at period end:
Loans held for investment	$6,956,819	$5,734,732	$1,222,087	21.3%

Reserve balance on loans as a percentage of the principal balance at period end	1.7%	1.5%

The provision for loans held for investment decreased 30.8% the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease in provision for losses on loans held for investment was primarily due to the lower growth rate of securitization assets in 2006 as compared to 2005. However, the ratio of loss reserve to principal outstanding at September 30, 2006, increased to 1.7% from 1.5% for the same period in 2005.

The 119.7% increase in loss provisions related to real estate owned for the nine months ended September 30, 2006, as compared to the same period in 2005 was a result of the increase in the level of real estate owned held partially offset by a reduction in the loss severity rate on real estate owned based upon current market conditions.

Management Fee Assessed by Parent Company. The management fee assessed by the parent, AHL, for servicing and general and administrative services totaled $25.2 million for the nine months ended September 30, 2006, and $18.2 million for the nine months ended September 30, 2005, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items.

Income taxes. There is no provision for income taxes for the nine months ended September 30, 2006 or for the nine months ended September 30, 2005, as we expect to dividend all of our 2006 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2006. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate. Notwithstanding the above, future dividends will be made at the discretion of our Board of Trustees based on a number of factors, including our cash flows. Accordingly, no assurances can be given as to the expected level of such dividends, if any.

Liquidity and Capital Resources

Parent Contributions

During the nine months ended September 30, 2006, AHL contributed to the REIT mortgage loans, net of reserves, of $2.4 billion, cash of $8.4 million, and other net liabilities of $29.3 million, reduced by contributions of aggregate outstanding credit facility balances of $2.3 billion, resulting in contributions to Additional Paid in Capital of $11.3 million. AHL may from time to time in the future contribute additional capital or other net assets to us.

Preferred Stock

In March, June and September 2006, the REIT’s board of trustees declared quarterly cash dividends on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15 and September 15, which aggregated $7.5 million for the nine months ended September 30, 2006.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of September 30, 2006, we were in compliance with the covenants applicable to date in 2006.

Securitizations

In March and June 2006, we completed securitizations containing $1.0 billion and $1.4 billion, respectively, of first and second priority residential mortgage loans through the REIT. The securitizations utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitizations are structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from these securitizations primarily to repay warehouse financing for the mortgage loans. The securitization completed in June 2006 contained a pre-funding of approximately $350 million which was delivered in the quarter ended September 30, 2006.

Summary of Cash Activity

Cash provided by operating activities of $137.3 million, cash provided by principal payments received on mortgage loans held for investment of $1.8 billion, cash capital contributions from AHL of $8.4 million and net proceeds from the issuance of securitized bond financing of $2.4 billion during the nine months ended September 30, 2006 were used primarily to pay off outstanding credit facility balances contributed by AHL of $2.3 billion, to fund payments on the securitization bond financing of $1.8 billion and to pay dividends on our common and preferred stock of $12.3 million and $7.5 million, respectively. The REIT advances excess cash holdings to AHL who when utilizes the funds to pay down its warehouse lines. The net receivable due from AHL will be liquidated at the time the REIT pays common stock dividends to AHL.

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

The facilities are collateralized by performing, aged and delinquent loans, and mortgage backed securities that bear interest at One-Month or overnight LIBOR plus a spread. REIT obligations outstanding on these warehouse facilities were $16.4 million and $15.6 million at September 30, 2006 and December 31, 2005, respectively.

On November 6, Accredited signed a $100 million master repurchase agreement with JP Morgan Chase Bank, N.A. The agreement will provide available funds for the financing of certain owner trust certificates and retained bonds related to our securitizations. The advances will accrue interest at one-month libor plus a spread, the amount of which varies according to the advance rate and the collateral.

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

Derivative Instruments and Hedging Activities

As part of our interest rate risk management process, we use derivative financial instruments such as Eurodollar futures, options interest rate cap agreements and interest rate swap agreements. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, as amended and interpreted, derivative financial instruments are reported on the balance sheet at their fair value.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of September 30, 2006:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Securitized debt subject to portfolio-based accounting	$(52,405)	$(104,154)	$53,079	$106,849
Derivatives related to securitized debt subject to portfolio-based accounting	44,355	88,824	(44,314)	(88,108)

Net change	$(8,050)	$(15,330)	$8,765	$18,741

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our March and June 2006 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2005. The following table summarizes our contractual obligations, excluding future interest, at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Credit facilities	$16,368	$16,368	$—	$—	$—
Securitization bond financing(1)	6,759,968	2,260,845	2,588,614	971,623	938,886

Total	$6,776,336	$2,277,213	$2,588,614	$971,623	$938,886

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes. The mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of September 30, 2006, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies

Accounting for Our Loan Sales

We have sold our loans in transactions that have been accounted for in our financial statements as securitizations structured as financings. The securitization transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created for accounting purposes, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of September 30, 2006, 20% and 12% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

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

At September 30, 2006, the guarantee would have been effectively subordinated to approximately $9.3 billion of indebtedness, including warehouse and securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

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

Legal proceedings to which Accredited is a party are described in its quarterly report on Form 10-Q for the period ended September 30, 2006.

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

Dated: November 9, 2006

ACCREDITED MORTGAGE LOAN REIT TRUST

BY:	/s/ JAMES A. KONRATH
James A. Konrath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ STUART D. MARVIN
Stuart D. Marvin
Executive Vice President and Secretary (Principal Financial Officer)

EXHIBIT INDEX

3.1(1)	Declaration of Trust of Accredited Mortgage Loan REIT Trust.

3.2(2)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004.

3.3(3)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004.

3.4(1)	Amended and Restated Bylaws of Accredited Mortgage Loan REIT Trust.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1(4)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350.

32.2(4)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350.

(1)	Incorporated by Reference to the REIT’s Amendment No. 2 to Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.
(2)	Incorporated by Reference to Accredited’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(3)	Incorporated by Reference to Accredited’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(4)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.