Form 10-K
period 2006-12-31
Accredited Mortgage Loan REIT Trust
filed 2007-08-02
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-32276

ACCREDITED MORTGAGE LOAN REIT TRUST

(Exact name of registrant as specified in its charter)

Maryland	35-2231035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15253 Avenue of Science

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

As of June 30, 2007 none of Accredited Mortgage Loan REIT Trust’s voting or non-voting common equity was held by non-affiliates.

The number of outstanding shares of the registrant’s common stock as of July 27, 2007 was 100,000.

EXPLANATORY NOTE

Accredited Mortgage Loan REIT Trust (the “REIT”) is an indirect subsidiary of Accredited Home Lenders Holding Co. (“Accredited”), a company that files annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All of the REIT’s outstanding common shares are owned by Accredited Home Lenders, Inc., a wholly-owned subsidiary of Accredited (“AHL”). As of the date of this report, the only publicly traded securities of the REIT are the REIT’s 9.75% Series A Perpetual Cumulative Preferred Shares, payments in respect of which are fully and unconditionally guaranteed by Accredited. In reliance on Rule 12h-5 under the Exchange Act, prior to the filing of its Annual Report on Form 10-K for the year ended December 31, 2004, the REIT had not filed reports pursuant to the Exchange Act. In connection therewith and in accordance with Rule 3-10 of Regulation S-X under the Exchange Act, Accredited has been disclosing certain financial information regarding the REIT in the notes to the consolidated financial statements of Accredited contained in Accredited’s reports filed under the Exchange Act. In addition, pursuant to the terms of the REIT’s outstanding preferred shares and Accredited’s related guarantee of those securities, Accredited has also been disclosing certain additional information regarding the REIT in Accredited’s Exchange Act reports.

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

•

an increase in mortgage loan payment default rates due to a general deterioration in economic or political conditions, fluctuations in the real estate markets, an increase in unemployment rates, and/or an increase in interest rates that results in higher mortgage loan payment amounts for the borrower;

•	a decline in interest income due to a decrease in the difference between our cost of capital and the income generated by payments on our securitized mortgage loan pools;

•	changes in demand for mortgage backed securities that affect our ability to issue notes to fund our securitizations;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to maintain status as a real estate investment trust and the corresponding tax treatment;

•	the degree and nature of AHL’s competition that may impact the value of the mortgage loans originated by AHL;

•	an increase in the rate of prepayments on securitized mortgage loans that could reduce the amount of cash flow distributed to us in respect of excess interest;

•	our ability to accurately make estimates about matters that are inherently uncertain under our critical accounting policies; and

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

In this Form 10-K, unless the context requires otherwise, “REIT,” “we,” “our,” and “us” means Accredited Mortgage Loan REIT Trust.

PART I

ITEM 1. Business

General Development of Our Business

Accredited Mortgage Loan REIT Trust was formed on May 4, 2004, and is a Maryland real estate investment trust that was created for the purpose of acquiring, holding and managing real estate mortgages that are intended to generate net income for distribution to our shareholders. Our assets primarily consist of pools of securitized mortgage loans that we have securitized in structures that require financing treatment. The securitizations are legally structured as sales, but for accounting purposes are treated as financings. All of our outstanding common shares are owned by Accredited Home Lenders, Inc. (“AHL”). We have elected to be taxed as a real estate investment trust under the Internal Revenue Code and will generally not be subject to federal or state income tax to the extent that we distribute our earnings to our shareholders and maintain our qualification as a real estate investment trust. We completed a public offering of our 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”) in August 2004 and our preferred shares became listed at that time on the New York Stock Exchange under the symbol “AHH-PA.”

As discussed in Note 1 to the consolidated financial statements, we acquire mortgage loans and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. We are, therefore, economically and operationally dependent on AHL, and, as such, our results of operation or financial condition would not be indicative of the conditions that would have existed for our results of operations or financial condition if we had operated as an unaffiliated entity.

Effective as of October 1, 2006, AHL’s parent Company, Accredited Home Lenders Holding Co. (“Accredited”) acquired Aames Investment Corporation (“Aames”). Subsequent to the acquisition, Aames’ assets were transferred to AHL. In turn, AHL contributed to the REIT assets with a fair value of approximately $84 million. These assets included approximately $3 billion of securitized mortgage loans and the related bond financing for six securitizations along with the stock of Aames Investment Acceptance Corporation, which held the residual interests in the securitizations. During the fourth quarter of 2006, the residual interests for four of the six Aames securitizations were sold.

On June 4, 2007, Accredited entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LSF5 Accredited Investments, LLC, a Delaware limited liability company (“Parent”), and LSF5 Accredited Merger Co., Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”). The Agreement was amended on June 15, 2007.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer (the “Offer”) to acquire all of Accredited’s outstanding shares of common stock, par value $0.001 per share, at a purchase price of $15.10 per share, net to the holder thereof in cash (the “Offer Price”). Pursuant to the Merger Agreement, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Accredited (the “Merger”) and Accredited will become a wholly owned subsidiary of Parent. In the Merger, the shares of Accredited remaining outstanding following the consummation of the Offer, other than shares held by Parent, Purchaser or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive the Offer Price.

The obligation of Purchaser to accept for payment and pay for the shares tendered in the Offer is subject to the satisfaction or waiver of a number of closing conditions set forth in the Merger Agreement. It is also a condition to Purchaser’s obligation to accept for payment and pay for the shares tendered in the Offer that more than 50% of Accredited’s outstanding shares of common stock on a fully diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn (the “Minimum Condition”). The Minimum Condition may not be waived by Purchaser without our prior written consent.

The closing of the Merger is subject to customary closing conditions, and, depending on the number of shares held by Parent and Purchaser after Purchaser’s acceptance of the shares properly tendered in connection with the Offer, approval of the Merger by holders of our outstanding shares of common stock remaining after the completion of the Offer. Accordingly, there can be no assurance that the Merger will be consummated. See “Risk Factors—Risks Related to the Proposed Merger of Accredited.”

The Merger Agreement includes customary representations, warranties and covenants by Accredited, Parent and Purchaser, made to each other as of specific dates. Accredited has agreed to operate its business in the ordinary course until the Merger is consummated. Accredited has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire Accredited and to certain restrictions on Accredited’s ability to respond to any such proposal. The Merger Agreement also includes customary termination provisions for both Accredited and Parent. Depending on the circumstances of a termination of the Merger Agreement, Accredited or Parent may be required to pay a termination fee.

Description of Our Business

General

Our principal business objective is to acquire, hold and manage mortgage loans that will generate net income for distribution to our shareholders. In order to preserve our status as a real estate investment trust under the Internal Revenue Code, substantially all of our assets consist of retained interests and other qualified real estate investment trust real estate assets of the type set forth in Section 856(c)(5)(B) of the Internal Revenue Code.

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

AHL focuses on borrowers who may not meet conforming underwriting guidelines because of higher mortgage loan-to-value (“LTV”) ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. AHL originates mortgage loans primarily based upon the borrower’s willingness and ability to repay the mortgage loan and the adequacy of the collateral.

Mortgage-backed securitizations

We execute securitizations of residential mortgage loans that have been originated or acquired by AHL. In these transactions, AHL transfers a pool of mortgage loans to us as a contribution of capital. The mortgage loans are transferred subject to the lien of one or more of AHL’s creditors that provide financing for mortgage loan originations or acquisitions. These creditors are commonly referred to as warehouse lenders. AHL sponsors a securitization trust, and transfers the mortgage loans to the securitization trust, which is a wholly-owned subsidiary of ours. The securitization trust then pledges the mortgage loans to secure notes which are then issued, and underwritten or privately-placed and sold to third-party investors. The net proceeds of the securitization are used by us to repay the warehouse debt and pay other expenses of the securitization. As the certificate holder of the securitization trust, we are entitled to receive distributions of cash flow, if any, generated by the related mortgage loans, to the extent that the cash flow is not needed to service the notes or pay securitization expenses. We refer to the right to receive this cash flow as the “retained interest” in the securitization.

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

During 2006, 2005 and 2004, we completed securitizations structured as financings totaling $2.4 billion, $4.2 billion and $2.8 billion, respectively.

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

General Description of REIT’s Assets; Investment Policy

Retained Interests

Each retained interest owned by us represents ownership of the related securitization trust and the right to receive excess cash flow generated by the trust. This excess cash flow is derived from two sources: excess interest and return of overcollateralization.

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

Excess interest is generally required, among other things, to be used to distribute principal with respect to the related notes until the related notes reach the required overcollateralization amount (as described below).

Principal

Principal collections on the related mortgage loans will generally be distributed to the securitization noteholders in order to maintain the required level of overcollateralization for that securitization trust. To the extent that the overcollateralization amount has been permitted to step down (as described below), principal collections may instead be distributed to the related retained interest until the new required overcollateralization amount has been achieved.

Overcollateralization

“Overcollateralization” for each securitization is the excess, if any, of the outstanding principal balance of the mortgage loans in the related mortgage pool over the principal balance of the related notes. Overcollateralization in each securitization trust is generally achieved by applying available excess interest in the initial years of operation of the securitization trust to make additional payments of principal on the related notes as necessary to maintain the overcollateralization amount at its required level. In some transactions the required overcollateralization amount was fully funded on the securitization’s closing date. If the level of overcollateralization applicable to a securitization trust in future periods falls below the applicable required overcollateralization amount, cash flows derived from excess interest thereafter will be applied to pay principal and interest on the related notes (and not be available to make distributions with respect to the related retained interests) unless and until once again the applicable required overcollateralization amount is reached.

The required overcollateralization amount for each mortgage pool may increase if delinquencies or losses on the related mortgage pool were to exceed certain specified levels. The required overcollateralization amount may decrease based upon the satisfaction of certain tests. No distributions will be made from the proceeds of the related mortgage loans to the related retained interest until the then-applicable required overcollateralization amount has been established and maintained.

Generally, to the extent that the cash flows which would otherwise be paid to a retained interest are being directed to the related notes to achieve or maintain the applicable required overcollateralization amount, the related retained interest will not receive any distribution from the related securitization trust. In addition, because the application of the cash flows to each retained interest are dependent upon the performance of the related mortgage loans, there may be material variations in the amount, if any, of the cash flow distributed on each retained interest from period to period, and there may be extended periods when no cash flow is received with respect to each retained interest. Any such variations in the rate or timing of receipt of distributions on each retained interest may adversely affect our ability to make dividend payments on the Series A Preferred Shares.

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

Distributions on the retained interests in respect of principal collections on the mortgage loans are also sensitive to the rate and timing of principal payments and realized losses on the mortgage loans in the related mortgage pool. A rapid rate of principal payments on the mortgage loans in a mortgage pool could have the effect of accelerating distributions in respect of principal collections on the related retained interests, and a slow rate of payment could have the effect of decelerating distributions in respect of principal collections on the related retained interests. Generally, the retained interests will not be entitled to receive any distributions until the required overcollateralization amount has been met. Realized losses on the mortgage loans in the related mortgage pool will have the effect of reducing the overcollateralization, and therefore reducing the amount ultimately payable on the related retained interests.

The Mortgage Pools

The mortgage loans in each mortgage pool were originated or purchased by AHL and consist of fixed- and adjustable-rate first and second lien residential mortgage loans in accordance with AHL’s underwriting guidelines and policies. The mortgage loans were transferred and assigned by AHL or us to the related securitization trust.

The distributions received by us in respect of the retained interests will depend, in general, upon the performance of the underlying mortgage pool, including:

•

the rate and timing of principal payments (including prepayments and collections upon defaults, liquidations of the mortgage loans, and payment of any related prepayment charges) and realized losses on the mortgage loans;

•	adjustments of the interest rates of the underlying notes that bear interest at an adjustable rate and adjustments of the interest rates of the adjustable-rate mortgage loans;

•	whether or not the clean-up call (the depositor’s option to terminate the trust when notes are 10% or less of original balance) occurs; and

•	whether an event of default occurs under the related indenture.

Each prepayment or liquidation of a mortgage loan will extinguish the excess interest with respect to the mortgage loan. Accordingly, if a securitization trust experiences rapid prepayments or a significant increase of defaults of related mortgage loans (and, in particular, defaults or prepayments on higher coupon mortgage loans); the excess interest generated in the securitization trust can be significantly eroded and in extreme cases extinguished. Excess cash flow can also be significantly reduced if there is a significant upward adjustment in the interest rate index (One-Month LIBOR) of the underlying notes in relation to the rate of interest borne by the related mortgage loans.

Certain factors may influence prepayments and defaults, including interest rate fluctuations, origination and underwriting standards, mortgage loan-to-value ratios and delinquency history. The rate and timing of prepayments and defaults on the mortgage loans will be affected by the general economic condition of the area in which the related mortgaged properties are located or the related mortgagor is residing. The risk of delinquencies and losses is greater and voluntary principal prepayments are less likely in regions where a weak or deteriorating economy exists, as may be evidenced by, among other factors, increasing unemployment or falling property values. In addition, defaults and voluntary prepayments of the mortgage loans may be influenced by changes in the mortgagors’ housing needs, unemployment of the mortgagor, employment relocation, servicing decisions, homeowner mobility, the existence and enforceability of “due on sale” clauses or prepayment charges, seasoning of the mortgage loans and market interest rates for similar types of mortgage loans.

Management Policies and Programs

Asset Acquisition and Disposition Policies

We anticipate that from time to time we will obtain additional mortgage assets. We intend to acquire all or substantially all of these mortgage assets from AHL as a contribution of additional capital. We currently anticipate that the mortgage assets that we obtain will principally consist of assets eligible to be held by real estate investment trusts. We currently anticipate that AHL will service the mortgage loans during the period of time the mortgage loans are owned by us prior to securitization in a manner consistent with secondary market standards.

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

Generally, the REIT does not incur any significant indebtedness other than securitization bond financing, retained interest financing, and warehouse credit facility financing. However, our organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we might incur. Furthermore, on March 30, 2007 Accredited, AHL, and the REIT entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (MIF), a lending entity managed by Farallon Capital Management, L.L.C.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

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

We have entered, and may continue in the future to enter, into credit facilities to finance our retained interests. Accredited may agree to guarantee our obligations under any such credit facility.

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

Servicing

Our mortgage loans are serviced by AHL both during the time that they are owned by us and after they have been transferred to the related securitization trust. We refer to AHL in its role as servicer as the “Servicer.”

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

During 2006, we have met the above requirements.

Employees

We have four executive officers. We do not have any employees beyond our management personnel. Each of our officers is currently also an officer of Accredited. We maintain corporate records that are separate from those of Accredited and Accredited’s other affiliates.

Administrative and Servicing Agreement

We are a party to an intercompany administration and servicing agreement with AHL whereby we compensate AHL for mortgage loan servicing, treasury, accounting, tax and other administrative services provided by AHL. We pay to AHL a management fee equal to 0.50% per year on the outstanding principal balance of the mortgage loans serviced by it, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable at an annual rate equal to the Six-Month LIBOR plus 1.00%.

Executive Officers

Our executive officers as of December 31, 2006 and their ages as of July 31, 2007 are as follows:

James A. Konrath, 61, has served as our Chairman of the Board and Chief Executive Officer since REIT’s formation in May 2004. Mr. Konrath also co-founded Accredited and has served as the Chairman of the Board and Chief Executive Officer of Accredited since its formation in 1990. In addition, Mr. Konrath served as Accredited’s President from 1990 to 1998. Prior to founding Accredited, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969.

Joseph J. Lydon, 48, has served as the REIT’s President and a trustee since July 2004. Mr. Lydon has also served as Accredited’s President and Chief Operating Officer since May 1998, and as a director since July 2004. From February 1997 until May 1998, Mr. Lydon was Accredited’s Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991 and his Master of Science degree in Executive Leadership from the University of San Diego in 2007.

Stuart D. Marvin, 47, has served as our Executive Vice President since April 2005. Mr. Marvin oversees finance, capital markets and corporate communications. He has over 22 years of experience in the financial services and non-prime mortgage industry. Prior to joining Accredited, he was President, Corporate Operations and Chief Financial Officer for Aegis Mortgage Corporation and a partner at PriceWaterhouse Coopers, LLP focusing on mortgage banking and financial institutions. Mr. Marvin is a Certified Public Accountant and earned a Bachelor of Science degree with honors in accounting from Jacksonville (FL) University in 1982.

David E. Hertzel, 52, has served as our General Counsel since the REIT’s formation in May 2004. Mr. Hertzel has also served as Accredited’s General Counsel since December 1995. Mr. Hertzel is responsible for regulatory compliance, licensing and qualification, corporate record-keeping, litigation, contract negotiation and all other legal matters. Prior to joining Accredited, Mr. Hertzel was Vice President and Senior Counsel of American Residential Mortgage Corporation, from 1991 to 1994. From 1988 to 1991, he was Vice President and Senior Counsel of Imperial Savings Association. Mr. Hertzel earned his Juris Doctor degree from the University of Utah College of Law in 1980 and is a member of the State Bar of California.

Each of these individuals is also an executive officer of Accredited.

Executive Offices

Our principal executive offices are located at 15253 Avenue of Science, San Diego, California 92128 (telephone number (858) 676-2100).

Access to SEC Filings

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Although we do not maintain our own website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Exchange Act will be accessible at no cost on Accredited’s website, http://www.accredhome.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings will also be accessible on the SEC’s website, http://www.sec.gov, as well as reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. Risk Factors

Risk Factors and Accredited’s Guarantee of Our Series A Preferred Shares

You should carefully consider the following risks, together with other matters described in this Form 10-K in evaluating our business and prospects. If any of the events referred to actually occur, our business, financial condition, liquidity and results of operations could suffer. The risks described are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 4 of this Form 10-K.

Risks Related to REIT’s Business

We are economically and operationally dependent on Accredited and AHL, and Accredited and AHL are in financial distress.

We acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. Accordingly, we are economically and operationally dependent on AHL and Accredited, and, as such, our results of operations and financial condition may be negatively impacted by adverse market conditions affecting Accredited and AHL.

Accredited and AHL operate in the highly volatile non-prime mortgage sector. Subsequent to December 31, 2006, the non-prime mortgage sector has been characterized by turmoil and deteriorating conditions including the withdrawal of credit by warehouse credit lenders, bankruptcy of multiple industry participants, tightening of underwriting standards, increased mortgage delinquencies and defaults by borrowers, reduced origination of non-prime mortgages, downgrades by credit rating agencies, and reduction in personnel, among others. In response to these challenging conditions and to preserve liquidity, during 2007, AHL completed the sale of substantially all of its mortgage loans held for sale totaling approximately $2.7 billion, borrowed $230 million under a five year term note facility, restructured or terminated many credit facilities, terminated its asset backed commercial paper program, acquired new warehouse credit facilities and long-term debt financing, executed significant reductions in personnel and stabilized its operations.

In addition, during the first half of 2007, Accredited engaged financial advisors to evaluate strategic options to enhance liquidity, including raising additional capital. In June 2007, Accredited entered into a merger agreement with an affiliate of Lone Star U.S. Acquisitions, a private equity fund. The merger, which is subject to shareholder approval if less than 90% of outstanding shares are tendered, is expected to be completed in the third quarter of 2007. If the merger agreement is not consummated or if AHL is unable to obtain adequate capital resources to fund future operations in the event of further non-prime mortgage sector volatility and deterioration, AHL, financial and operational viability becomes increasingly uncertain. In such event, AHL may be required to delay, scale back or eliminate some of its operations. The ultimate outcome of the merger is not presently determinable. The accompanying consolidated financial statements do not include any adjustments related to the effects of this uncertainty.

Due to these conditions outside of the control of the REIT, Accredited and AHL are forced to operate in an adverse environment for mortgage companies. A bankruptcy filing by one or both entities would be detrimental to the REIT and would constitute an event of default under the warehouse facilities and under certain securitization agreements. AHL’s and our warehouse lending facilities are typically structured as repurchase agreements. Accredited’s, AHL’s and our borrowings under repurchase agreements may qualify for special treatment under the Bankruptcy Code, giving the lenders under such facilities the ability to avoid the automatic stay provisions of the Bankruptcy Code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Accredited’s and AHL’s business relies upon access to funds in order to originate mortgages. In turn, our business relies upon AHL’s contribution of new mortgages. In the event of a bankruptcy filing and the lenders’ seizure of the collateral securing the above obligations, AHL and Accredited would likely have great difficulty in obtaining replacement loans because they would not have sufficient collateral to secure the loans they require to continue operating. Without obtaining replacement credit facilities, AHL would be unable to continue as a going concern and would have no mortgages to contribute to the REIT. Furthermore, the special treatment of repurchase agreements under the Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that a lender liquidates. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy or other insolvency filing by either a lender or us.

Although an AHL bankruptcy would constitute an event of default under AHL’s servicing agreements with the REIT and certain securitization agreements, the automatic stay under the Bankruptcy Code may prevent the termination of such servicing agreements without the prior approval of the court having jurisdiction over AHL’s bankruptcy proceedings. AHL may have the ability to assign its rights and obligations under the servicing agreements to a successor servicer. Any delay in the servicing of the mortgages may have a detrimental value to the overall value of the mortgages.

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

Payments on the mortgage loans in each mortgage pool will be available to make distributions to us only after payment of servicing fees, trustee fees, administrative fees, payment of other related specified expenses and reimbursements and payment of interest due to the securitization noteholders. Consequently, the amount of excess cash flow distributable to us is extremely sensitive to losses on the related mortgage loans (and the timing thereof), because certain amounts of realized losses with respect to a mortgage pool will be absorbed in the first instance by us, either by reduction in amounts otherwise to be received by us or by a reduction in the amount of overcollateralization provided to the securitization noteholders by the mortgage loans in the related mortgage pool. Overcollateralization is the excess of the aggregate outstanding scheduled principal balance of the mortgage loans in the related mortgage pool over the aggregate principal amount of the related securitization notes. Any such reduction in the amount of overcollateralization to a level below the applicable required overcollateralization amount will be borne by us, because any amounts otherwise available for distribution to us will be distributed instead to the securitization noteholders to restore the reduced amount of overcollateralization to the applicable required overcollateralization amount.

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

We may not meet the continued listing criteria for the New York Stock Exchange, which could materially and adversely affect the price and liquidity of our preferred stock, our business and our financial condition.

We have not timely filed our quarterly report on Form 10-Q for the first quarter of 2007, and we may not timely file the corresponding report for the second quarter of 2007. If we do not file such reports within the timeframes allowed by the New York Stock Exchange (“NYSE”), our 9.75% Series A Perpetual Cumulative Preferred Shares (“Preferred Shares”) may be delisted from the NYSE.

If our Preferred Shares are delisted from the NYSE, there may be an adverse impact on the market price and liquidity of our Preferred Shares, and our Preferred Shares may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our Preferred Shares from NYSE could also materially adversely affect our business, including, among other things, our ability to raise additional financing to fund our operations. In addition, if our Preferred Shares are delisted from the NYSE, many institutional investors would no longer be able to retain their interests in and/or make further investments in our Preferred Shares because of their internal rules and protocols.

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

A rapid rate of principal payments on such mortgage loans would have the effect of accelerating payments in respect of principal collections to us, and a slow rate of payment would have the effect of decelerating these payments. Generally, we will not be entitled to receive the entire excess cash flow with respect to a securitized mortgage pool prior to the date on which the related overcollateralization target has been achieved or if a trigger event (such as delinquencies or realized losses reaching a specified percentage) has occurred and is continuing with respect to that mortgage pool. Realized losses on the related mortgage loans will have the effect of reducing the overcollateralization in the related mortgage pool, and therefore reduce the amount ultimately distributable to us, although the application of excess interest may restore a reduction in the overcollateralization amount. There can be no assurance that excess interest will be available for this purpose.

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

A portion of the mortgage loans in each of our securitized mortgage pools had a mortgage loan-to-value ratio (“LTV”) at origination in excess of 80% and is not covered by a primary mortgage insurance policy. Mortgage loans with higher LTVs may present a greater risk of loss. There can be no assurance that the LTV of any mortgage loan determined at any time after origination is less than or equal to its original LTV.

The overcollateralization requirement of each securitization trust will affect the rate and timing of distributions to be received by us.

Each securitized mortgage pool is subject to an overcollateralization requirement. The required overcollateralization amount for each underlying securitization trust will be determined as set forth in the related underlying indenture and sale and servicing agreement. No payments will be received by us with respect to a mortgage pool until the then-applicable required overcollateralization amount has been reached and maintained.

The related required overcollateralization amount with respect to a securitization trust may be permitted to decrease, subject to certain conditions specified in the related indenture and sale and servicing agreement. If such conditions have been satisfied, collections of principal that would otherwise be distributed as a payment of principal to the related securitization noteholders will instead be received by us. Conversely, if at any time certain delinquency and/or loss levels are exceeded with respect to a mortgage pool, there will be a delay in the reduction of the related required overcollateralization amount or there may be an increase in the related required overcollateralization amount. There may be significant periods during which no or limited distributions will be made to us in respect of our retained interests in securitized mortgage pools.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of our securitized mortgage loans subject to portfolio based accounting, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in mortgage loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See discussion under Market Risk under “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The notes that are subject to basis risk shortfalls as described above will be entitled to recover the amount of any such shortfalls, with interest thereon, to the extent that excess cash flow or other amounts become available to fund such recovery. Any amounts paid directly or indirectly from excess cash flow to the securitization noteholders in respect of any such shortfalls will reduce the excess interest amounts that would otherwise be distributable to us and may reduce the amount of overcollateralization release that would otherwise be available to us and will therefore not be available to us.

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

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type mortgage loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of December 31, 2006, 19% and 15% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

Our securitized mortgage loans are underwritten to standards that generally do not conform to the credit criteria required by Fannie Mae and Freddie Mac, and therefore may experience higher levels of delinquencies and losses.

All of our securitized mortgage loans have been originated and underwritten by AHL. In general, AHL originates and acquires mortgage loans that do not meet the credit criteria required by Fannie Mae and Freddie

Mac. These “nonconforming” mortgage loans may tend to exhibit higher levels of delinquency and loss than mortgage loans, which conform to the requirements of Fannie Mae and Freddie Mac. The interest rates and the LTVs for such mortgage loans are established at levels designed to compensate for and offset the increased delinquency, foreclosure and loss risks presented by such mortgage loans. No assurances can be given, however, that the mortgage loans in any underlying securitization trust will not exceed expected delinquency, foreclosure and loss levels and adversely affect the amount and value of the cash flow to be received by us.

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

We are and may in the future become a defendant in lawsuits which seek to recover substantial amounts from us. No assurances can be given that we will be able to successfully defend all or any of such lawsuits, and adverse results in one or more of such lawsuits could have a material adverse effect on us. In addition, we could be adversely affected by litigation to which Accredited is a party.

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

If a clean-up call were exercised or if a mortgage pool were liquidated as a result of and declaration of an event of default, we would only be entitled to receive that portion of the proceeds on the mortgage loans not required to make payment in full of the principal and accrued and unpaid interest to the securitization noteholders, plus any unpaid fees and expenses of the servicer and the trustees, and any unpaid amounts owed to the note insurer and swap provider. There can be no assurance that any such amount would not be substantially less than the amount that would otherwise be distributable to us had such clean-up call or liquidation not occurred.

Risks Relating to the Terms of REIT’s Series A Preferred Shares

The timing and amount of contributions of additional assets to us by our parent are uncertain, and our existing assets may not generate sufficient funds to pay the preferred dividend.

AHL, our parent, intends to contribute pools of mortgage loans from time to time to us, which will be subject to warehouse indebtedness, in order to facilitate securitization transactions to be executed by us. AHL intends to contribute these pools of mortgage loans as is required by the level of originations of mortgage loans by AHL, among other factors. To the extent that the market for whole mortgage loans provides execution on more favorable terms than securitization, it is possible that the securitizations executed by us will consist of smaller pools and will be executed less frequently than would otherwise be the case. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act; in order to satisfy the requirements for exemptive relief from regulation under the Investment Company Act, we may be subject to restrictions on our operations, including our ability to acquire certain types of mortgage assets. Notwithstanding AHL’s intention to contribute mortgage assets to us, it is under no obligation to do so.

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

The guarantee is an obligation exclusively of Accredited. Accredited’s ability to make payments on the guarantee is dependent primarily upon the earnings of its subsidiaries and the distribution or other payment of such earnings to Accredited in the form of dividends, mortgage loans or advances and repayment of mortgage loans and advances from Accredited. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the guarantee or to make any funds available therefore, whether by dividends, mortgage loans or other payments. The payment of dividends, or the making of mortgage loans and advances to Accredited by its subsidiaries, may be subject to statutory or regulatory restrictions, is contingent upon the earnings of those subsidiaries and is subject to various business considerations.

At December 31, 2006, the guarantee would have been effectively subordinated to approximately $7.3 billion of indebtedness, including securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

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

Accredited is involved in virtually every aspect of our existence. AHL is the sole holder of our common stock, and, in the first quarter of 2007, AHL pledged all of our common stock as collateral for the Farallon loan. AHL also acts as servicer of the securitized mortgage loans. In addition, all of our officers and trustees are also officers and/or directors of Accredited. As the holder of all of our outstanding common shares of beneficial interest, except in limited circumstances, AHL will have the right to elect all of our trustees, including our independent trustees.

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

The covenants and restrictions that may interfere with our ability to obtain financing or engage in other business activities, and significantly harm our business, financial condition, liquidity and results of operations include, among other things:

•	minimum profitability;

•	liquidity and net worth requirements;

•	limitations on indebtedness to net worth ratios;

•	asset quality and mortgage loan performance tests;

•	inter-company dividends;

•	investments and acquisitions;

•	repurchase or redemption of capital stock;

•	mergers or consolidations or other changes of control;

•	mortgage loan attributes;

•	time periods for holding mortgage loans;

•	maximum cumulative losses;

•	financial reporting requirements, including timely filing of reports required under the Securities Act;

•	delivery of audited financial statements and auditors’ letter (without a going concern qualification); and

•	material adverse change restrictions.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations.

Our lenders have the ability to reasonably determine in their sole discretion whether a material adverse change has occurred and if they were to do so we would be in default under these facilities. There can be no assurance that our lenders will not determine that a material adverse change has occurred and cause us to be in default under these facilities. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Our lenders have the right to liquidate the collateral pledged under such agreements upon the occurrence of a default and there can be no assurance that the proceeds realized from such a sale would be an amount equal to what would be realized by a sale of the collateral in a non-liquidation setting.

Risks Related to the Proposed Merger of Accredited

Our business and the business of Accredited may be adversely impacted by Accredited’s pending merger with Lone Star and if the pending merger is not consummated.

Accredited has spent significant time and money preparing for the pending merger of Accredited with Lone Star. There are uncertainties and other factors that may affect Accredited’s business and, indirectly, our business prior to consummation of the merger, including:

•

the outcome of any litigation and judicial actions that have been or may be instituted against Accredited and others relating to the merger agreement, including legislative action, referenda and taxation;

•	certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by Accredited whether or not the merger is completed;

•	risks that the proposed transaction disrupts Accredited’s and our current plans and operations, and the potential difficulties for employee retention as a result of the announcement of the merger; and

•	the effect of the announcement of the merger on Accredited’s and our customer relationships, operating results and business generally.

There are also uncertainties and other factors that may affect the timing of the consummation of the merger, as well as if the merger will be consummated, including:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•

the inability to complete the merger due to the failure to obtain 50% of the shares through the tender offer, stockholder approval or the failure to satisfy other conditions to consummation of the merger;

•	the failure of the merger to close for any other reason;

•

risks that the proposed transaction disrupts Accredited’s and our current plans and operations, and the potential difficulties for employee retention as a result of (a) any delay of the completion of the merger, or (b) the completion of the merger; and

•	the effect of the completion of the merger on Accredited’s and our customer relationships, operating results and business generally.

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

ITEM 3. Legal Proceedings

Except as set forth below, we are not currently the subject of any litigation, and we are not currently involved in nor, to our knowledge, currently threatened with any material litigation with respect to the assets included in our portfolio.

In July 2007 AHL was served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that we, AHL and AHLHC engaged in a practice of discriminating against African-Americans and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims, and, if served, we intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe it will have a material adverse effect on our business.

Legal proceedings to which Accredited is a party are described in its annual report on Form 10-K for the year ended December 31, 2006.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases

of Equity Securities

Market Information and Holders

Our common stock is 100% owned by AHL and is not listed on any securities exchange. Our 9.75% Series A Perpetual Cumulative Preferred Shares began trading on the NYSE under the symbol “AHH PrA” on September 3, 2004. On July 26, 2007, the last reported sale price of our preferred shares on the NYSE was $16.50. As of July 26, 2007, there was one shareholder of record of our preferred shares. As of July 26, 2007, there were approximately 3,100 beneficial holders of our preferred shares.

On April 18, 2007, we received a notice from the staff of the New York Stock Exchange (“NYSE Regulation”) stating that the NYSE Regulation staff will monitor the status of our annual report on Form 10-K and related public disclosures for a six-month period beginning April 17, 2007. The notice was generated as the result of our failure to file our annual report for the year ended December 31, 2006 with the Securities and Exchange Commission (“SEC”) on a timely basis. Shares of our 9.75% Series A Perpetual Cumulative Preferred Shares (“Preferred Shares”) are traded on the NYSE. The NYSE action is being taken in accordance with Rule 802.01E of NYSE’s Listed Company Manual.

If we fail to file our annual report within six months from its filing due date of March 16, 2007, we intend to submit an official request to the NYSE to allow the Preferred Shares to trade for up to an additional six months, as prescribed by the NYSE Regulation’s notice to REIT.

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

During 2006, we declared and paid first, second, third and fourth quarter cash dividends of $0.609375 per share of our 9.75% Series A Perpetual Cumulative Preferred Shares. During 2006, we also declared and paid a year-end cash dividend of $2,115 per share on our common shares.

On March 1 and June 1, 2007, we declared a quarterly cash dividend on our Series A Preferred Stock at the rate of $0.609375 per share. The dividend was paid on April 2, 2007, and July 2, 2007 to shareholders of record at the close of business on March 15 and June 15, 2007.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total mortgage loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2006, and 2005, respectively, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of December 31, 2006, we were in compliance with the covenants applicable to 2006.

ITEM 6. Selected Financial Data

The following selected operating and balance sheet data for the years ended December 31, 2006, 2005 and for the period from inception (May 4, 2004) to December 31, 2004 and as of December 31, 2006 and 2005 have been derived from our audited financial statements, included elsewhere in this report. The selected balance sheet data as of December 31, 2004 has been derived from our audited financial statements not included in this report.

You should read the information below along with the other financial information and analysis presented in this report, including the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the related notes included elsewhere in this report.

	2006	2005(1)	2004
	(dollars in thousands, except per share amounts)
Statement of Operations data:
Interest income	$571,036	$408,599	$98,024
Interest expense	$373,196	$198,238	$35,671
Provision for losses on mortgage loans held for investment	$38,714	$16,900	$6,536
Net interest income after provision	$159,126	$193,461	$55,817
Total net revenues	$162,606	$195,339	$56,231
Management fee assessed by parent	$35,602	$25,693	$7,181
Net income	$126,995	$169,586	$49,050
Basic and diluted earnings per share	$1,170.17	$1,596.08	$453.94
Balance Sheet data:
Mortgage loans held for investment, net	$7,271,553	$6,240,136	$4,056,306
Total assets	$7,615,205	$6,500,055	$4,125,445
Securitization and other financing	$7,289,209	$6,185,526	$3,954,115
9.75% Series A Perpetual Cumulative Preferred Stock	$4,094	$4,094	$4,094
Total stockholders’ equity	$268,489	$283,568	$166,124
Other data:
Cash dividends paid per common share	$2,115.00	$1,977.00	$500.00
Cash dividends per preferred share	$2.44	$2.44	$0.94

(1)	Prior year balance sheet data has been reclassified to conform to 2006 presentation. No reclassification was required in the 2004 balance sheet data.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” in this Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “ITEM 1A. Risk Factors and Accredited’s Guarantee of Our Series A Preferred Shares” and elsewhere in this report.

General

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of our outstanding common shares are held by Accredited Home Lenders, Inc. (“AHL”), a wholly-owned subsidiary of Accredited Home Lenders Holding Co (“Accredited”).

Our intention is to hold all securitized mortgage loans and related securitization bond financing activities of AHL. We acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. We are, therefore, economically and operationally dependent on AHL, and, as such, our results of operation or financial condition may not be indicative of the conditions that would have existed for our results of operations or financial condition if we had operated as an unaffiliated entity.

The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we will generally not be subject to federal or state income tax to the extent that distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

Our operations generate revenues from interest income over the life of the mortgage loans that we have securitized in structures that require financing treatment for accounting purposes. This interest is partially offset by the interest we pay on the bonds that we issue to repay warehouse debt incurred to fund these mortgage loans, the fees and expenses of securitization participants, such as the servicer and the trustees, as well as our provision for losses on the mortgage loans. The provision for mortgage loan losses is generally determined as the amount sufficient to maintain credit loss reserves at a level considered by us to be adequate to cover probable losses in the securitized mortgage loan portfolio.

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

Our mortgage loan portfolio historically has grown based on the trend of receiving capital contributions of assets and liabilities from AHL for our periodic securitizations. To the extent that the contributions of mortgage loans for securitizations by AHL are greater than the rate of payments received on existing securitized mortgage loans, we would expect growth in our total mortgage loan portfolio.

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

Recent Developments

On January 30, 2007 the REIT completed a securitization for $760 million in asset-backed securities. The related bonds accrue interest at one-month LIBOR plus various spread and mature in 2037.

On March 16, 2007, AHL sold approximately $2.7 billion of loans that were being funded by warehouse facilities and equity. The loans were sold at a discount to face value and included a holdback reserve of $40 million to satisfy future claims against the loans, including early payment defaults. Claims in excess of the reserve will have no recourse against AHL. It is estimated that the sale resulted in a pre-tax charge of $150 million in the first quarter of 2007. The sale provided additional liquidity and helped alleviate the pressures from recent margin calls.

On March 15, 2007, Accredited received a notice from the staff of NASDAQ stating that Accredited was not in compliance with Marketplace Rule 4310(c)(14) because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2006 on a timely basis. Accredited requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the NASDAQ staff’s determination and to present its plan to regain compliance with NASDAQ’s filing requirements, which was held on May 3, 2007, followed by a written submission dated May 21, 2007. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007, Accredited received an additional deficiency notice from the staff of NASDAQ because it had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The additional notice stated that such failure could serve as an additional basis for the delisting of Accredited’s securities from NASDAQ.

On June 20, 2007, the NASDAQ Listing Qualifications Panel (the “Panel”) granted Accredited’s request for continued listing of its securities on The NASDAQ Global Select Market. Accredited’s continued listing is subject to certain conditions, including compliance with extended deadlines for filing with the SEC the Company’s Form 10-K for the fiscal year ended December 31, 2006 and the Form 10-Q for the quarter ended March 31, 2007.

If Accredited is unable to continue to list its common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of Accredited’s common stock, and the stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of Accredited’s common stock from NASDAQ could also materially adversely affect its business, including, among other things: its ability to raise additional financing to fund its operations; its ability to attract and retain customers; and its ability to attract and retain personnel, including management personnel. In addition, if Accredited is unable to list its common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

On March 30, 2007, Accredited, AHL, and the REIT entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (MIF), a lending entity managed by Farallon Capital Management, L.L.C. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by Accredited in an aggregate principal amount of $230 million consisting of (i) term loan to the REIT in the principal amount of $70.0 million (the “Term A Loan”), (ii) a term loan to AHL in the principal amount of $130.0 million (the “Term B Loan”), and (iii) a term loan to the REIT in the principal amount of $30.0 million (the “Term C Loan”).

The proceeds of the Term A Loan and the Term B Loan are available to fund repurchase obligations of the REIT and AHL, to satisfy margin calls from warehouse lenders, to fund mortgage loan originations, to pay for transaction costs in connection with the transaction, for general working capital and other corporate needs and to repay specific indebtedness. The Term C Loan is solely available to repay certain specified indebtedness of the REIT. The Term A and Term B loan have an interest rate of 13% annum, whereas the Term C Loan had an interest rate of 9% per annum for the first 60 days and an interest rate of 13% per annum thereafter.

On March 30, 2007, AHL and the REIT amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (Wachovia). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and on July 5, 2007), the maximum amount AHL and the REIT are able to borrow is $1 billion.

Accredited used the proceeds obtained from the sale of loans in the first quarter of 2007 and proceeds from the Farallon term note, to repay substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, Accredited terminated many of the warehouse credit lines available to the Company and obtained waivers of certain covenants on these facilities. In exchange for the waivers granted, Accredited agreed that it would not seek additional borrowings under these credit agreements. The total amount outstanding under these facilities was approximately $100 million and $20 million at March 31, 2007 and May 31, 2007, respectively.

On April 18, 2007, we received a notice from the staff of the New York Stock Exchange (“NYSE Regulation”) stating that the NYSE Regulation staff will monitor the status of our annual report on Form 10-K and related public disclosures for a six-month period beginning April 17, 2007. The notice was generated as the result of our failure to file our annual report for the year ended December 31, 2006 with the SEC on a timely basis. Shares of our 9.75% Series A Perpetual Cumulative Preferred Shares (“Preferred Shares”) are traded on the NYSE. The NYSE action is being taken in accordance with Rule 802.01E of NYSE’s Listed Company Manual.

In addition, by May 31, 2007, based upon market conditions adversely impacting the saleability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, Accredited voluntarily terminated the program and repaid all related subordinated notes and short-term liquidity notes.

On June 4, 2007 Accredited announced that it had entered into a definitive merger agreement with affiliates of Lone Star Fund V (U.S.), L.P. (“Lone Star”) to acquire all of Accredited’s common stock in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited’s common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. Our outstanding Preferred Shares will continue to remain outstanding.

The acquisition of Accredited by Lone Star is subject to the satisfaction of customary conditions, including the tender of a majority of the outstanding Accredited shares on a fully-diluted basis and the receipt of certain required regulatory approvals. The tender offer was commenced on June 19, 2007. Due to the need to obtain certain regulatory approvals before the offer can be completed, the expiration date of the offer has been extended twice, and the offer is currently scheduled to expire on August 14, 2007. Lone Star is not required to extend the offer beyond December 31, 2007, or under certain circumstances, beyond March 31, 2008. The transaction is expected to close in the third quarter of 2007.

On March 1, 2007 and June 1, 2007, we declared quarterly cash dividends on our Preferred Shares at the rate of $0.609375 per share. The dividends were paid on April 2, 2007 and July 2, 2007 to preferred shareholders of record at the close of business on March 15, 2007 and June 15, 2007.

Results of Operations

Year Ended December 31, 2006 Compared Year Ended to December 31, 2005

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows for the years ended December 31:

	2006	2005	Increase (Decrease)	% Change
	(dollars in thousands)
Interest income	$571,036	$408,599	$162,437	39.8%
Interest expense	(373,196)	(198,238)	(174,958)	88.3%

Net interest income	197,840	210,361	(12,521)	(6.0%)
Provision for losses	(38,714)	(16,900)	(21,814)	129.1%

Net interest income after provision	159,126	193,461	(34,335)	(17.7%)
Other income	3,480	1,878	1,602	85.3%

Total net revenues	$162,606	$195,339	$(32,733)	(16.8%)

Average inventory of mortgage loans held for investment	$7,304,658	$5,283,216	$2,021,442	38.3%
Annualized interest income as a percentage of average inventory of mortgage loans held for investment	7.82%	7.73%

Interest Income and Expense

Interest income increased $162.4 million or 39.8%, from $408.6 million (including interest from the parent of $4.0 million) in 2005 to $571.0 million (including interest from the parent of $11.7 million) in 2006. This increase was primarily the result of a $2.0 billion or 38.3% increase in the average portfolio (including $509 million from Aames) from $5.3 billion in 2005 to $7.3 billion in 2006 and a 26 basis point increase in the yield rate on the loans, from 6.92% in 2005 to 7.18% in 2006. Prepayment penalty fees received and other income increased $4.0 million in 2006, although the rate declined slightly, from 81 basis points in 2005 to 64 basis points in 2006. The $2.0 billion increase in the average portfolio was caused by the addition of $2.4 billion in securitized loans during 2006, $3.0 billion in securitized loans acquired from Aames (averaged down to $509 million on an annualized basis after dispositions), less normal portfolio run-off due to principal repayments.

Interest expense increased $175.0 million or 88.3% from $198.2 million in 2005 to $373.2 million in 2006. This increase in interest expense was primarily the result of the $2.2 billion or 41.7% increase in our securitized bond financing (including $489 million from Aames), from $5.1 billion in 2005 to $7.3 billion in 2006 and a 126 basis points increase in our cost of funds rate, from 3.99% in 2005 to 5.25% in 2006. While the average One Month LIBOR rate—the base cost of funds index on our securitization debt—increased 172 basis points during 2006 (from 3.37% to 5.09%), our cost of funds only increased 126 basis points. This rate advantage was due to gains on derivatives instruments used to hedge the interest rate exposure on our securitization debt issued prior to 2006.

The resulting interest spread on our mortgage loans held for investment portfolio declined 110 basis points, from 3.86% in 2005 to 2.76% in 2006, as interest expense, including hedging gains, increased 119 basis points and interest income, including prepayment fees, only increased 9 basis points. We were unable to pass on the full amount of the increase in LIBOR rates to our borrowers due to intense competitive market pressures.

The components of our net interest margin were as follows for the years ended December 31:

	2006			2005 (1)
	Interest Income (Expense)	Average Balance Outstanding	Ave. Rate	Interest Income (Expense)	Average Balance Outstanding	Ave. Rate
	(dollars in thousands)
Mortgage loans held for investment:
Interest income	$524,366	$7,304,658	7.18%	$365,955	$5,283,216	6.92%
Prepayment penalty and other income	46,670		0.64	42,644		0.81
Interest expense	(386,954)	7,265,466	(5.25)	(204,145)	5,127,447	(3.99)
Hedging gains and bond issue cost amortization	13,758		0.19	5,907		0.12

Spread	197,840		2.76%	210,361		3.86%

Net interest margin	$197,840	$7,304,658	2.71%	$210,361	$5,283,216	3.98%

(1)	Reclassified to conform to 2006 presentation.

Provision and Reserves for Losses

The provision for losses and the related reserves were comprised of the following:

	2006	2005 (1)	Increase (Decrease)	% Change
	(dollars in thousands)
Provision for losses for the years ended December 31 (2):
Mortgage loans held for investment	$14,796	$11,932	$2,864	24.0%
Real estate owned	23,918	4,968	18,950	381.4%

Total provisions for losses	$38,714	$16,900	$21,814	129.1%
Reserves for losses at December 31 (2):
Mortgage loans held for investment (3)	$129,936	$98,399	$31,537	32.1%
Real estate owned (4)	22,783	6,996	15,787	225.7%

Total reserves for losses	$152,719	$105,395	$47,324	44.9%

Principal balance at December 31:
Mortgage loans held for investment (2)	$6,268,944	$6,350,870	$(81,926)	1.3%

Reserve balance as a percentage mortgage loans held for investment (5)	2.07%	1.55%

(1)	Reclassified to conform to 2006 presentation.
(2)	The provisions for losses in 2006 excludes provisions for Aames mortgage loans due to the effect of purchase accounting. The balances of reserves and principal balance of mortgage loans held for investment at December 31, 2006 also exclude any Aames related balances.
(3)	Reserves for losses on mortgage loans held for investment are included in mortgage loans held for investment on the balance sheets.
(4)	Reserves for losses on real estate owned are included in real estate owned on the balance sheets.
(5)	The reserve balance percentages for mortgage loans held for investment are calculated by dividing the reserve for losses on mortgage loans held for investment by the principal balance of mortgage loans held for investment.

We make provisions for losses on our portfolio of mortgage loans held for investment based upon our estimate of expected losses resulting from loans in various stages of delinquency, calculated using assumptions of loss frequency and loss severity. The provision for losses reflects additions to loss reserves after the mortgage loans and related reserves are contributed from AHL to the REIT.

The total provision for losses outlined above increased $21.8 million or 129.1%, from $16.9 million in 2005 to $38.7 million in 2006. Loans more than 90 days delinquent rose consistently during 2006, from $88.5 million at December 31, 2005 to $360.0 million at December 31, 2006. The primary reasons for the increase in the delinquencies were the aging of the portfolio, increasing levels of loan foreclosures and higher delinquencies from more recent securitizations.

Management Fee Assessed by Parent Company

The management fee assessed by our parent, AHL, for servicing and general and administrative services totaled $35.6 million for the year ended December 31, 2006, and $25.7 million for the year ended December 31, 2005, and represents 0.5% per annum on the monthly outstanding principal balance of the mortgage loans serviced by AHL.

Direct General and Administrative Expense

Direct general and administrative expenses totaled $9,000 for the year ended December 31, 2006, and $60,000 for the year ended December 31, 2005 and represent audit, legal and trustee fees incurred directly by the REIT.

Income Taxes

There is no provision for income taxes for the year ended December 31, 2006, or for the year ended December 31, 2005, as we expect to dividend all of our 2006 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2007. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate.

Year Ended December 31, 2005 Compared to Period from Inception (May 4, 2004) to December 31, 2004

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows:

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004	Increase (Decrease)	% Change
	(dollars in thousands)
Interest income	$408,599	$98,024	$310,575	316.8%
Interest expense	(198,238)	(35,671)	(162,567)	455.7%

Net interest income	210,361	62,353	148,008	237.4%
Provision for losses	(16,900)	(6,536)	(10,364)	158.6%

Net interest income after provision	193,461	55,817	137,644	246.6%
Other income	1,878	414	1,464	353.6%

Total net revenues	$195,339	$56,231	$139,108	247.4%

Average inventory of mortgage loans held for investment	$5,283,216	$1,336,948	$3,946,268	295.2%
Annualized interest income as a percentage of average inventory of mortgage loans held for investment	7.73%	7.33%

Interest Income and Expense

Interest income totaled $408.6 million (including interest from the parent of $4.0 million) for the year ended December 31, 2005, and $98.0 million (including interest from the parent of $.1 million) for the period from inception (May 4, 2004) to December 31, 2004, and was generated primarily from our mortgage loans held for investment. Interest income also includes prepayment penalties, the realized and unrealized gains and losses on derivatives purchased to manage our interest rate risk on our interest bearing assets, changes in the related fair value of the derivatives and intercompany interest income.

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

The net interest spread for our securitized mortgage loans declined from 4.57% during the period from inception (May 4, 2004) to December 31, 2004 to 3.86% for the year ended December 31, 2005. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate.

The components of our net interest margin were as follows:

	Year Ended December 31, 2005			Inception (May 4, 2004) to December 31, 2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Interest income	$408,599	$5,283,216	7.73%	$98,024	$1,336,948	7.33%
Interest expense	(198,238)	5,127,447	(3.87)%	(35,671)	1,294,577	(2.76)%

Spread	$210,361		3.86%	$62,353		4.57%

Net interest margin	$210,361	$5,283,216	3.98%	$62,353	$1,336,948	4.66%

Provisions and Reserves for Losses

The provision for losses and the related reserves were comprised of the following:

	2005 (1)	2004 (1)	Increase (Decrease)	% Change
	(dollars in thousands)
Provision for losses for the years ended December 31:
Mortgage loans held for investment	$11,932	$6,536	$5,396	82.6%
Real estate owned	4,968	—	4,968	10.0%

Total provisions for losses	$16,900	$6,536	$10,364	158.6%
Reserves for losses at December 31:
Mortgage loans held for investment (2)	$98,399	$54,960	$43,439	79.0%
Real estate owned (3)	6,996	2,028	4,968	245.0%

Total reserves for losses	$105,395	$56,988	$48,407	84.9%

Principal balance at December 31:
Mortgage loans held for investment	$6,350,870	$4,101,982	$2,248,888	54.8%

Reserve balance as a percentage mortgage loans held for investment (4)	1.55%	1.34%

(1)	Reclassified to conform to 2006 presentation.
(2)	Reserves for losses on mortgage loans held for investment are included in mortgage loans held for investment on the balance sheets.
(3)	Reserves for losses on real estate owned are included in real estate owned on the balance sheets.
(4)	The reserve balance percentages for mortgage loans held for investment are calculated by dividing the reserve for losses on mortgage loans held for investment by the principal balance of mortgage loans held for investment.

Provision for losses reflects additions to reserves after the mortgage loans and related reserves are contributed from AHL to the REIT. The relatively higher reserve balance is the result of those contributions.

The 158.6% increase during 2005 in our total provision for losses results from the 54.8% increase during 2005 in our total mortgage loan principal balance. The increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at year-end from 1.34% at December 31, 2004 to 1.55% at December 31, 2005 is due primarily to higher default assumptions used in determining our expected losses and aging of the portfolio.

Management Fee Assessed by Parent Company

The management fee assessed by our parent, AHL, for servicing and general and administrative services totaled $25.7 million for the year ended December 31, 2005, and $7.2 million for the period from inception (May 4, 2004) to December 31, 2004, and represents 0.5% per annum on the monthly outstanding principal balance of the mortgage loans serviced by AHL.

Direct General and Administrative Expense

Direct general and administrative expenses totaled $60,000 for the year ended December 31, 2005 and none for the period from inception (May 4, 2004) to December 31, 2004 and represent audit, legal and trustee fees incurred directly by the REIT.

Income Taxes

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

Liquidity and Capital Resources

Parent Contributions

During 2006, AHL contributed to us mortgage loans, net of reserves, of $2.4 billion, cash of $8.4 million, and other net liabilities of $29.3 million, reduced by contributions of aggregate outstanding credit facility balances of $2.3 billion, resulting in contributions to additional paid in capital of $11.3 million. In addition, AHL contributed to us net securitized assets of approximately $84 million acquired from Aames which included $10.3 million of cash. AHL may from time to time in the future contribute additional capital or net assets to us.

On March 30, 2007, Accredited, AHL, and the REIT entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (MIF), a lending entity managed by Farallon Capital Management, L.L.C. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by Accredited in an aggregate principal amount of $230 million consisting of (i) term loan to the REIT in the principal amount of $70.0 million (the “Term A Loan”), (ii) a term loan to AHL in the principal amount of $130.0 million (the “Term B Loan”), and (iii) a term loan to the REIT in the principal amount of $30.0 million (the “Term C Loan”).

The proceeds of the Term A Loan and the Term B Loan are available to fund repurchase obligations of the REIT and AHL, to satisfy margin calls from warehouse lenders, to fund mortgage loan originations, to pay for transaction costs in connection with the transaction, for general working capital and other corporate needs and to repay specific indebtedness. The Term C Loan is solely available to repay certain specified indebtedness of the REIT. The Term A and Term B loan have an interest rate of 13% annum, whereas the Term C Loan had an interest rate of 9% per annum for the first 60 days and an interest rate of 13% per annum thereafter.

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

In September 2004, the underwriters of the above mentioned public offering purchased an additional 100,000 preferred shares pursuant to the exercise of their over-allotment option. In October 2004, we closed a reopened public offering of 593,678 additional preferred shares. We used the net proceeds from the offerings, which totaled $97.9 million during 2004, primarily to invest in mortgage assets through securitization transactions. At December 31, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million.

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

In March, June, September and December of 2006, the REIT’s board of trustees declared a quarterly cash dividend on our Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15, and December 15, which aggregated $10.0 million for the year ended December 31, 2006.

On March 1, and June 1, 2007, we declared a quarterly cash dividend on our Series A Preferred Stock at the rate of $0.609375 per share. The dividend was paid on April 2, 2007, and on July 2, 2007 to preferred shareholders of record at the close of business on March 15, and June 15, 2007.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total mortgage loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2006, and 2005, respectively, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of December 31, 2006, we were in compliance with the covenants applicable to 2006.

Securitizations

In February and June 2006, we completed securitizations containing $1.0 billion and $1.4 billion, respectively, of first and second priority residential mortgage loans. The securitizations utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitizations are structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from these securitizations primarily to repay warehouse financing for the mortgage loans. On January 30, 2007, Accredited completed a securitization for $760 million in asset-backed securities. The related bonds accrue interest at one-month LIBOR plus various spreads and mature in 2037.

Summary of Cash Activity

Cash provided by operating activities of $183.8 million, cash provided by principal payments received on mortgage loans held for investment of $2.7 billion, cash capital contributions from AHL of $18.6 million and net proceeds from the issuance of securitized bond financing of $2.4 billion during the year ended December 31, 2006 were used primarily to pay off outstanding credit facility balances contributed by AHL of $2.4 billion, to fund payments on the securitization bond financing of $2.7 billion and to pay dividends on our common and preferred stock of $211.5 million and $10.0 million, respectively.

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

Subsequent to December 31, 2006, AHL sold substantial amounts of its loans held for sale and entered into the Farallon Term Note, which provided cash and liquidity that was used to repay many of the warehouse facilities, after which such facilities were terminated. As of May 31, 2007, AHL had three facilities that provided AHL with approximately $1.5 billion of credit capacity.

In addition, at December 31, 2006, Accredited had outstanding borrowings in the amount of $16 million related to unsold portions of securitized bonds which were repaid subsequent to year end and the facility was repaid and terminated. Additionally, subsequent to year end, the REIT terminated two $100 million Master Repurchase Agreements secured by owner trust certificates of securitized mortgage loans for which the REIT was depositor.

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

Cash required for the payment of preferred stock dividends in excess of cash provided by operating activities would be advanced by AHL. The full payment of the preferred stock dividend is irrevocably and unconditionally guaranteed by AHL.

We are required to distribute 90% or more of our taxable income to our sole shareholder, AHL. Because the dividend is based upon taxable income there can be a significant difference between our reported results under generally accepted accounting principles and US federal taxable income for the same period. As a result of this our dividend distributions have exceeded our net cash provided by operating activities. However, over time our reported income and taxable income should be substantially equivalent and therefore our cash flows should be sufficient to satisfy our common dividend requirements.

Market Risk

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affect the spread between the rate of interest received on our mortgage loans held for investment and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of mortgage loans held for investment and changing the level of mortgage loan prepayments, thereby adversely affecting our long-term net interest income.

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on the value of our assets and liabilities. Our management of interest rate risk is intended to mitigate the volatility of earnings associated with fluctuations in the net interest on mortgage loans held for investment due to changes in the current market rate of interest.

We use several reports and risk management strategies to monitor, evaluate, and manage the risk profile of our mortgage loan portfolio in response to changes in the market risk. We cannot assure you, however, that we will adequately offset all risks associated with our mortgage loan portfolio.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of December 31, 2006:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Securitized debt subject to portfolio-based accounting	$(52,275)	$(103,894)	$52,949	$106,589
Derivatives related to securitized debt subject to portfolio-based accounting	43,271	86,852	(41,892)	(83,123)

Net change	$(9,004)	$(17,042)	$11,057	$23,466

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our March 2006 and June 2006 securitizations, and the contributions of securitizations acquired from Aames, significantly increased our securitization bond financing balance from the balance at December 31, 2005. The following table summarizes our contractual obligations, excluding future interest, at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Other Borrowings	$16,368	$16,368	$—	$—	$—
Securitization bond financing(1)	7,281,480	2,736,257	2,543,034	1,003,381	998,808

Total	$7,297,848	$2,752,625	$2,543,034	$1,003,381	$998,808

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes. The mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of December 31, 2006, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies

Accounting for Our Mortgage Loan Sales

We have sold our mortgage loans in transactions that have been accounted for in our financial statements as securitizations structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the mortgage loans remain on our balance sheet, retained interests are not created for accounting purposes, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Provisions for Losses

We provide market valuation adjustments on certain nonperforming mortgage loans. These adjustments are based upon our estimate of expected losses, calculated using loss frequency and loss severity rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. Specifically, we take into account two methods. The purpose of the dual methodology is to incorporate a hybrid approach so that we are taking into account a long-term view of losses which is flexible enough to readily adapt the loss reserve model to changes in the short and medium term. The following methods are applied at the securitization pool level. At December 31, 2006 we had 15 securitized pools to which this methodology was applied.

The first method is a forecast of losses projected using our securitization pool cash flow models. This method is designed to adequately reserve for losses in the short- to medium-term. We monitor the various assumptions used, including prepayment, default, and loss curves, through management portfolio performance reports. In the second method, losses are forecasted for mortgage loans with defaults based on the various delinquency categories and an estimated lifetime loss frequency rate is applied to each bucket using severities based on historical and forecast data. This method is designed to estimate losses over the life of the pool. This is based on historical and forecast data and accounts for the seasoning of the mortgage loans in the study. We monitor the loss frequency and severity assumptions used through management portfolio performance reports and adjust our assumptions as necessary. For both methods, management considers actual historical trends, current market conditions, and forecasted future market conditions in determining assumptions.

Each reporting period an allowance for losses on mortgage loans held for investment is recorded in an amount sufficient to maintain appropriate coverage for probable losses on such mortgage loans. We periodically evaluate the estimates used in calculating expected losses, and any adjustments are reported in current earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change and our estimated liability prove to be too high or too low at the measurement date.

Our estimate of expected losses could increase if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

Interest Rate Risk, Derivatives and Hedging

We face interest rate risk on our mortgage loans held for investment subject to portfolio-based accounting, which exists because some of these mortgage loans have fixed interest rates for a period of two, three or five years while the rate passed through to the holders of the securitization bonds is based upon an adjustable rate. We also have interest rate risk for six month adjustable mortgage loans and when the mortgage loans become adjustable after their two, three or five year fixed rate period. This is due to the mortgage loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds. Our use of derivatives is intended to mitigate the volatility of earnings associated with changes in the cash flows of our mortgage loans held for investment subject to portfolio-based accounting due to changes in LIBOR rates.

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

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in the beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,

(“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities at the time of acquisition on an individual contract basis or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. For the Company, SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement:

•	Establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation;

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; and

•	Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Our financial statements at December 31, 2006 and December 31, 2005 and for each of the two years in the period ended December 31, 2006 and for the period from inception (May 4, 2004) to December 31, 2004 and the Reports of Independent Registered Public Accounting Firms of Squar, Milner, Peterson, Miranda & Williamson, LLP, Grant Thornton LLP and Deloitte & Touche LLP are included in this Form 10-K beginning on page F-1.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On March 30, 2007, Grant Thornton LLP (“Grant Thornton”), our then registered independent public accounting firm, provided our audit committee with a letter dated March 27, 2007 regarding its resignation as our independent auditors. Our audit committee did not request or approve the resignation of Grant Thornton.

Grant Thornton’s audit report on our consolidated financial statements as of and for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the period from June 14, 2005 (the date that Grant Thornton was engaged as auditor) through the date of Grant Thornton’s resignation, there were no disagreements between us and Grant Thornton on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure which, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make references to the subject matter of the disagreement in connection with its opinion on our consolidated financial statements.

During this period, there ware no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that Grant Thornton advised us of the need to significantly expand the scope of its audit of our financial statements for the year ended December 31, 2006 and due to Grant Thornton’s resignation, Grant Thornton did not so expand the scope of its audit.

On April 10, 2007, we engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) as our independent registered public accountant, effective as of April 9, 2007.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation, our management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective in ensuring that reports we file under the Exchange Act occurred within time periods specified in SEC rules and forms as of December 31, 2006.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Trustees and Executive Officers of the Registrant

TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the name, age and position of each trustee and executive officer of the REIT as of July 31, 2007:

Trustees

Name	Position with the REIT	Age	Trustee Since
James A. Konrath	Trustee, Chairman of the Board and Chief Executive Officer	61	2004
James H. Berglund	Trustee	75	2004
Gary M. Erickson	Trustee	56	2004
Bowers W. Espy(1)	Trustee	56	2004
Jody A. Gunderson(1)	Trustee	44	2004
Joseph J. Lydon	Trustee and President	48	2004
A. Jay Meyerson	Trustee	60	2007
Richard T. Pratt, DBA(1)	Trustee	70	2004
Stephen E. Wall(1)	Trustee	65	2007

(1)	Member of the Audit Committee. Mr. Espy resigned from the Audit Committee on October 2, 2006. Mr. Wall was appointed to the Audit Committee on April 27, 2007.

The following are brief biographies of each current trustee and executive officer of the REIT (including present principal occupation or employment, and material occupations, positions, offices or employment) during the past five years. Unless otherwise indicated, to the knowledge of the REIT, no current trustee or executive officer of the REIT has been convicted in a criminal proceeding during the last five years and no trustee or executive officer of the REIT was a party to any judicial or administrative proceeding during the last five years (except for any matters that were discussed without sanction or settlement) that resulted in judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

James A. Konrath, 61, has served as a REIT Trustee and the REIT’s Chairman of the Board and Chief Executive Officer since its formation in May 2004. In addition, Mr. Konrath co-founded Accredited and has served as its Chairman of the Board and Chief Executive Officer since its formation in 1990. In addition, Mr. Konrath served as Accredited’s President from 1990 to 1998. Prior to founding Accredited, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969.

James H. Berglund, 75, has served as a trustee since July 2004. Mr. Berglund has also served as a director of Accredited since September 1999. Mr. Berglund recently retired (December 31, 2006) as a general partner and managing director of Enterprise Partners Venture Capital, positions he has held since 1985. Prior to his positions with Enterprise Partners Venture Capital, Mr. Berglund was President and a director of Continuous Curve Contact Lenses, Inc., a publicly traded company in the contact lens field that was acquired by Revlon in 1980. Mr. Berglund earned his Bachelor of Science degree in Economics from the University of Wisconsin in 1954 and Doctor of Optometry degree from Pacific University in 1960. Mr. Berglund is a board member of several private companies and served as a director of Captiva Software Corporation, a publicly traded company until May of 2005.

Gary M. Erickson, 56, has served as a trustee since July 2004. Mr. Erickson has also served as a director of Accredited since March 2003 and as Lead Director since January 2004. Mr. Erickson is currently practicing law at the Law Offices of Gary Erickson, emphasizing business law, estate planning, real estate law and taxation. Mr. Erickson is also President and Chief Executive Officer of Seacoast Real Estate & Development Co., Inc., a San Diego real estate investment and development firm. In April 2004, Mr. Erickson retired as an active duty Navy Captain in command of a Navy reserve region consisting of 10,000 personnel assigned to 330 reserve units. He has also served as the Deputy Commander and Chief of Staff for the Commander, Naval Surface Forces, U.S. Pacific Fleet. As a commander, he performed Chief Executive Officer equivalent functions for operational forces comprised of 5,500 personnel assigned to twelve Navy ships and managed assets valued in excess of $8 billion. As Chief of Staff, he performed Chief Operating Officer equivalent functions for the 23,000 personnel assigned to all Navy ships and shore support activities in the Pacific Fleet. Mr. Erickson served in the Navy from 1974 to 2004. Mr. Erickson earned a Juris Doctor degree from the Lewis and Clark Law School in 1983 and a Master of Laws degree in Taxation from the University of San Diego School of Law in 1992. Mr. Erickson is a member of the State Bars of California and Oregon and is a licensed real estate broker in California.

Bowers W. Espy, 56, has served as a trustee since July 2004. Mr. Espy has also served as a director of Accredited since July 2004 and has 30 years of experience in mortgage and corporate finance. Mr. Espy joined Merrill Lynch as vice president, mortgage finance officer and mortgage securities trader in 1983. In 1985, he established Merrill Lynch’s first residential and commercial whole loan trading department. In 1987, he was named executive vice president and chief operating officer of Merrill Lynch Mortgage Capital Inc., responsible for all mortgage securitization activity, CMO issuance and the operation of Merrill Lynch’s mortgage banking subsidiary. From 1989 to 1993, as managing director of investment banking and head of the financial institutions restructuring group, Mr. Espy had responsibility for the acquisition of residential and commercial loan portfolios and consumer receivables, primarily from the Resolution Trust Corporation. He was named co-head of the depository institutions’ mergers and acquisitions department in 1993 where, among other assignments, he served as senior advisor to Dime Savings Bank of New York in a financial institution rights offering. Prior to joining Merrill Lynch in 1983, Mr. Espy served as deputy director of financial analysis and policy research at Federal Home Loan Bank Board in Washington, DC. In 2000, Mr. Espy joined LinkShare Corporation, a pioneering online affiliate marketing company, as senior vice president and chief financial officer. Mr. Espy earned a Bachelor of Science degree in business administration in 1972 and a Master of Arts degree in economics in 1976 from the University of Florida.

Jody A. Gunderson, 44, has served as a trustee since July 2004. Ms. Gunderson has also served as a director of Accredited since January 2000. Ms. Gunderson is chairperson of the Audit Committee of the Board. Ms. Gunderson currently serves as a managing director at CarVal investors, responsible for international investments in sub-performing and non-performing consumer and residential loan portfolios, with an emphasis on markets throughout Asia and Australia. Prior to joining CarVal investors in 1994, Ms. Gunderson was a manager in the financial services practice of PricewaterhouseCoopers LLP where she served investment fund, commercial banking and thrift clients. Ms. Gunderson earned her Bachelor of Science degree in Accounting from the University of Minnesota in 1986 and is a certified public accountant in Minnesota (inactive).

Joseph J. Lydon, 48, has served as the REIT’s President and a trustee since July 2004. Mr. Lydon has also served as Accredited’s President and Chief Operating Officer since May 1998, and as a director since July 2004. From February 1997 until May 1998, Mr. Lydon was Accredited’s Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991 and his Master of Science degree in Executive Leadership from the University of San Diego in 2007.

A. Jay Meyerson, 60, has served as a trustee since April 2007. Mr. Meyerson has also served as a director of Accredited since October 2006. In addition, from October 2006 through March 2007, Mr. Meyerson served as

Executive Director, Corporate Integration for our principal operating subsidiary, Accredited Home Lenders, Inc. (“AHL”). Prior to joining Accredited, Mr. Meyerson served as Chairman of the Board of Aames Investment Corporation from October 2004 until its acquisition by Accredited in October 2006, and as its Chief Executive Officer from February 2004 through October 2006. Mr. Meyerson also served as a director of Aames Financial Corporation from November 1999 through November 2004, and as its Chief Executive Officer and President from October 1999 through October 2006. From January 1997 to October 1999, Mr. Meyerson was a managing director with KPMG, LLP’s national financial services consulting practice. From 1994 to 1997, Mr. Meyerson served as the Chief Executive Officer and Chairman of the Board of KeyBank USA, the national consumer finance business subsidiary of KeyCorp. Prior to his employment with KeyCorp, Mr. Meyerson held executive level management positions with Society Bank and Ameritrust Bank from 1987 to 1994 and, prior to that, senior management level positions with Wells Fargo Bank from 1975 until 1987. Mr. Meyerson received a Bachelor of Science degree in Management from Pepperdine University.

Richard T. Pratt, DBA, 70, has served as a trustee since July 2004. Dr. Pratt has also served as a director of Accredited since March 2003. Dr. Pratt is a member of the Audit Committee of the Board. Dr. Pratt is currently the Chairman of Richard T. Pratt Associates, a position he has held since 1992, at which he performs consulting activities. Dr. Pratt held the positions of Associate Professor and Professor of Finance at the David Eccles School of Business at the University of Utah from 1966 to 1997, when he retired. From 1991 to 1994, Dr. Pratt served as a Managing Director of the Financial Institutions Group of Merrill Lynch. From 1983 to 1991, Dr. Pratt served as Chairman of Merrill Lynch Mortgage, Inc., a subsidiary of Merrill Lynch & Company. Dr. Pratt was Chairman of the Federal Home Loan Mortgage Corporation from 1981 to 1983, and served as Chairman of the Federal Savings and Loan Insurance Corporation during that time. Dr. Pratt was also the presidential appointee serving as Chairman of the Federal Home Loan Bank Board from 1981 to 1983. In addition, Dr. Pratt served as a director of American Residential Investment Trust, Inc., from 1997 to 2005. Dr. Pratt currently serves as a director of Celtic Bank, Salt Lake City, a position he has held since 2001. Dr. Pratt received his Bachelor of Science degree in Finance from the University of Utah in 1960, his Masters in Business Administration from the University of Utah in 1961, and his Doctor of Business Administration from Indiana University in 1966.

Stephen E. Wall, 65, has served as a trustee since April 2007. Mr. Wall has also served as a director of Accredited since October 2006. Mr. Wall is a member of the Audit Committee of the Board. Prior to joining Accredited, Mr. Wall served as a director of Aames Investment Corporation from October 2004 until its acquisition by Accredited in October 2006, and served as a director of Aames Financial Corporation from February 2001 through November 2004. Mr. Wall served in various capacities with KeyCorp and its predecessors from August 1970 until his retirement in January 1999. At the time of his retirement, Mr. Wall was Executive Vice President of KeyCorp and the Chairman of the Board, President and Chief Executive Officer of Key Bank National Association. Mr. Wall received a Bachelor of Arts degree in Political Science from California State University, Long Beach in 1967.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and trustees and persons who beneficially own more than 10% of our 9.75% Series A Perpetual Cumulative Preferred Shares to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, trustees and greater-than-10% shareholders were complied with.

CODE OF ETHICS

We have not adopted a code of ethics for employees and trustees. We have not done so because all of our executive officers are also executive officers of Accredited, and Accredited has a code of ethics for employees and directors. The code, which applies to Accredited’s directors and employees, including Accredited’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the code. The code of ethics for employees and directors is available on Accredited’s website at www.accredhome.com under the tab “Investors/Shareholders” and then under the heading “Corporate Governance—Code of Ethics”, and is available in print to any shareholder who requests it by contacting Investor Relations, 15253 Avenue of Science, San Diego, California 92108. Accredited has advised us that it intends to post any amendments to or waivers of its code of ethics for employees and directors (to the extent applicable to Accredited’s Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) at this location on its website.

BOARD MEETINGS AND COMMITTEES

We maintain an Audit Committee. We currently do not have standing nominating and compensation committees of the Board of Trustees, as permitted under the New York Stock Exchange corporate governance rules relating to issuers who list only preferred securities. Every trustee on the Board participates in the consideration of trustee nominations.

The Board held 6 meetings during the fiscal year ended December 31, 2006. During the last fiscal year, no trustee attended fewer than 65% of the total number of meetings of the Board and trustees on the Audit Committee attended 100% of the meetings of the Audit Committee. All then-serving trustees attended the 2006 annual meeting of shareholders.

The Audit Committee

The members of the Audit Committee during fiscal 2006 were Ms. Gunderson, Messrs. Espy and Dr. Pratt. The Audit Committee acts pursuant to a written charter adopted by the Board of Trustees. The functions of the Audit Committee include retaining our independent registered public accounting firm, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions. The Board has determined that Ms. Gunderson is an Audit Committee financial expert, as defined in the rules of the SEC, due to her professional experience described above. The Audit Committee held thirteen meetings during the 2006 fiscal year. Because our only outstanding publicly-traded securities are our Series A Perpetual Cumulative Preferred Shares, which are listed on the New York Stock Exchange, the members of our Audit Committee are not required to meet the independence standards imposed by the New York Stock Exchange in respect of issuers with listed common stock (other than the requirement that each of the members of the Audit Committee satisfies the applicable requirements of Rule 10A-3 under the Securities Exchange Act of 1934). Each of the members of the Audit Committee satisfies applicable independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934. Each of the members of our Audit Committee also serves on the Audit Committee of Accredited, whose common stock is traded on the NASDAQ National Market, and is considered independent with respect to Accredited as defined by the NASDAQ Marketplace rules.

Report of the Audit Committee

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Trustees. Management has the primary responsibility for the financial statements and the reporting process, including internal control systems. Our independent registered public accounting firm is responsible for expressing an opinion as to the conformity of our audited financial statements with generally accepted accounting principles.

The Audit Committee consists of three trustees, each of whom meets the applicable independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934. Because our only outstanding publicly traded securities are our Series A Perpetual Cumulative Preferred Shares, which are listed on the New York Stock Exchange, the members of our Audit Committee are not required to meet the independence standards imposed by the New York Stock Exchange in respect of issuers with listed common stock (other than the requirement that each of the members of the Audit Committee meets the applicable independence requirements of rule 10A-3 under the Securities Exchange Act of 1934). Each of the members of our Audit Committee also serves on the Audit Committee of Accredited, whose common stock is traded on the NASDAQ National Market, and is considered independent with respect to Accredited as defined by the NASDAQ rules.

As reported in the REIT’s Current Report on Form 8-K filed with the SEC on April 2, 2007 (as amended in Current Reports on Form 8-K/A filed with the SEC on April 3 and April 10, 2007), on March 27, 2007, Grant Thornton LLP (“Grant Thornton”) advised the REIT of its resignation as the REIT’s independent registered accounting firm and therefore declined to complete the audit of the REIT’s financial statements for the year ended December 31, 2006. As further reported in its Current Report on Form 8-K filed with the SEC on April 12, 2007 (as amended in its Current Report on Form 8-K/A filed with the SEC on April 17, 2007), effective April 9, 2007, the REIT engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), as its new independent registered public accounting firm.

The Audit Committee has met and has reviewed and discussed with management and Squar Milner the REIT’s audited financial statements as of and for the year ended December 31, 2006. The Audit Committee has also discussed and reviewed with Squar Milner the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee has met with Squar Milner, with and without management present, to discuss the results of Squar Milner’s examination, its evaluation of the REIT’s internal controls and the overall quality of the REIT’s financial reporting.

The Audit Committee has received from the Squar Milner a formal written statement describing all relationships between Squar Milner and the REIT that might bear on the auditors’ independence consistent with Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with the Squar Milner any relationships that may impact their objectivity and independence, and satisfied itself as to Squar Milner’s independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the REIT’s audited financial statements be included in the REIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Audit Committee

Ms. Gunderson (Chairperson)
Dr. Pratt, DBA
Mr. Wall

Trustee Nominations

In accordance with our Declaration of Trust and bylaws, any shareholder may nominate individuals for election to the Board of Trustees by submitting a timely notice setting forth the following information for each individual the shareholder proposes to nominate for election to the Board of Trustees:

•	the name, age, business address and residence address of such individual;

•	the class, series and number of any shares of beneficial interest of the REIT that are beneficially owned by such individual;

•	the date such shares were acquired and the investment intent of such acquisition; and

•

all other information relating to such individual that is required to be disclosed in solicitations of proxies for election of Trustees in an election contest (even if an election contest is not involved), or is otherwise required, in each case pursuant to Regulation 14A (or any successor provision) under the Securities Exchange Act of 1934 and the rules there under (including such individual’s written consent to being named in the proxy statement as a nominee and to serving as a Trustee if elected).

Subject to satisfaction of all applicable legal requirements, there are no stated minimum criteria for trustee nominees. It is preferable that at least one member of the Board meet the criteria for an “Audit Committee financial expert” as defined by SEC rules, that the Audit Committee be comprised of trustees meeting the applicable independence requirements of Rule 10A-3 of the Securities Exchange Act and that the Board composition otherwise meet applicable SEC and New York Stock Exchange requirements. We believe it is also appropriate for certain key members of the REIT’s management to participate as members of the Board.

Communications with Trustees

Shareholders who wish to communicate with our trustees may do so by following the process applicable to stockholders of Accredited. For information concerning Accredited’s policy on shareholder communications, shareholders may visit Accredited’s website at www.accredhome.com and select “Corporate Governance” under the Investors/Shareholders link.

ITEM 11. Executive Compensation

EXECUTIVE COMPENSATION AND OTHER INFORMATION CONCERNING EXECUTIVE OFFICERS

Overview

None of our executive officers, James A. Konrath, Joseph J. Lydon, Stuart D. Marvin and David E. Hertzel, receive any compensation from us for serving as our executive officers. Messrs. Konrath, Lydon, Marvin and Hertzel are also executive officers of Accredited, which pays all of their compensation. The following table sets forth, for the fiscal years ended December 31, 2006, 2005, and 2004 all compensation earned for services rendered in all capacities by the Chief Executive Officer and each of the other top four executive officers of Accredited whose salary and bonus exceeded $100,000 in 2006. John S. Buchanan was an executive officer of the REIT and of Accredited until February 1, 2007. No other individual who would otherwise have been includable in such table has resigned or otherwise terminated employment with Accredited during 2006. The compensation table excludes other compensation in the form of perquisites and other personal benefits that constitute the lesser of $50,000 or 10% of the total annual salary and bonus earned by each of the named executive officers in 2006, 2005 and 2004. In addition, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of Accredited’s salaried employees.

SUMMARY COMPENSATION TABLE FOR FISCAL 2006

The following table shows compensation information for fiscal 2006 for the named executive officers.

Name and Principal Position	Year	Salary ($)[1]	Bonus ($)[2]	Stock Awards ($)[3]		Option Awards ($)[4]	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)[5]	Total ($)
James A. Konrath— Chairman and CEO	2006	501,172	150,000	872,343	[6]	—	—	—	6,300	1,529,815
Joseph Lydon— President and COO	2006	501,172	150,000	428,720		—	—	—	6,300	1,086,192
Stuart D. Marvin— Executive VP and Secretary	2006	501,172	150,000	226,680		352,467	—	—	5,734	1,236,054
Jeffrey W. Crawford— Director of Operations	2006	317,920	100,000	277,749		257,301	—	—	6,300	970,160
David Hertzel— General Counsel	2006	214,338	27,500	82,630		150	—	—	6,300	330,918
John Buchanan— CFO	2006	248,717	12,500	83,747		157	—	—	6,300	356,180

1	Represents the salary actually received in 2006, which may differ from the salary rate if the salary increase occurs during the year.
2	The amounts represent discretionary bonuses earned in 2006 but paid in 2007. These bonuses were not made under Accredited’s Long-Term Performance Plan (the “LTPP”).
3	The amount represents, with respect to stock awards, the dollar value recognized for financial statement reporting purposes in the 2006 fiscal year. The amount recognized is based on the fair value of the stock awards granted in 2006, as well as prior fiscal years, in accordance with FAS 123R. Thus, these amounts do not reflect the actual stock awards for 2006. For stock awards, the fair value is based on the market value of Accredited’s stock at the date of grant. The fair value associated with the expense above was based on stock prices between $34.83 and $52.53.
4	The amount represents, with respect to stock options, the dollar value recognized for financial statement reporting purposes in the 2006 fiscal year. The amount recognized is based on the fair value of the stock awards granted in 2006, as well as prior fiscal years, in accordance with FAS 123R. Thus, these amounts do not reflect only the option awards for 2006. For stock options, the fair value of options is derived using the Black-Scholes multiple option model. The assumptions used in the option model are the weighted-average risk-free rate, weighted-average expected life, the expected volatility, the exercise price, and the market price on the date of grant. The range of fair value associated with the expense above was between $0.41 and $20.39.
5	Includes contributions made by Accredited to its 401(k) plan on behalf of such officers.
6	Because FAS 123R requires expense for equity awards to be reporting over their vesting period, and as Mr. Konrath is eligible for retirement, his awards are immediately vested and the full fair value of the awards granted in 2006 have been expensed in accordance with FAS 123R. Thus, the amount shown in Mr. Konrath’s entry is higher than amounts reported for comparable awards to other named executive officers.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2006

The following table shows all plan-based awards granted to the named executive officers during fiscal 2006, which ended on December 31, 2006.

Name	Grant Date[4]	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units[1]	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards[2]	Grant Date Fair Value of Stock and Option Awards[3]
		Threshold	Target	Max.[5]	Threshold	Target	Max.[6]
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
James A. Konrath—	1/31/2006	—	—	—	—	—	—	10,965	—	—	575,991
Chairman and CEO	1/31/2007	—	637,500	—	—	25,711	—	—	—	—	—
Joseph Lydon—	1/31/2006	—	—	—	—	—	—	10,965	—	—	575,991
President and COO	1/31/2007	—	637,500	—	—	25,711	—	—	—	—	—
Stuart D. Marvin— Executive VP and Secretary	1/31/2007	—	637,500	—	—	25,711	—	—	—	—	—
Jeffrey W. Crawford—	1/31/2006	—	—	—	—	—	—	6,969	—	—	366,082
Director of Operations	2/1/2006	—	—	—	—	—	—	—	25,000	53.12	509,638
	1/31/2007	—	404,400	—	—	16,310	—	—	—	—	—
David Hertzel—	1/31/2006	—	—	—	—	—	—	1,112	—	—	58,413
General Counsel	1/31/2007	—	108,000	—	—	2,333	—	—	—	—	—
John Buchanan—	1/31/2006	—	—	—	—	—	—	1,198	—	—	62,931
CFO	1/31/2007	—	126,313	—	—	2,729	—	—	—	—	—

1	Amounts represent restricted stock unit awards issued in 2006 under Accredited’s Incentive Compensation Plan—Executive Management (the “ICP-EM”), Incentive Compensation Plan—Senior Management and Deferred Compensation Plan.
2	The exercise price of all stock options granted to the named executive officers is equal to or greater than each closing market price on each date of grant.
3	Represents the FAS 123R fair value of awards on the date of grant.
4	The 2/1/2006 option award to Mr. Crawford was made under the 2002 Stock Option Plan. All other awards were made under the ICP-EM or the LTPP.
5	Maximum amounts represent the potential maximum cash bonus award under the LTPP for the named executive officers. The actual cash payout of this award is shown in the Bonus column in the Summary Compensation Table.
6	Maximum amounts represent the potential maximum restricted stock unit award under the LTPP for the named executive officers. The actual restricted stock unit award, because it will be accounted for in 2007 for financial statement reporting purposes, is not included in the Stock Award column of the Summary Compensation Table.

The employment of our named executive officers, including the only named executive officer who has entered into an employment agreement, is “at-will.” The Company has not entered into employment agreements with any of our named executive officers except as described in the following paragraphs.

Employment Agreements and Termination of Employment and Change-in-Control Arrangements:

The employment of our executive officers is at will. Neither the REIT nor Accredited has entered into employment agreements with any of our executive officers, except as described in the following paragraphs.

Accredited entered into an executive employment agreement with Mr. Stuart Marvin effective as of April 11, 2005 pursuant to which Mr. Marvin assumed the position of Executive Vice President, Finance and Capital Markets. Mr. Marvin’s annual base salary under the employment agreement was initially $425,000 in 2005 and was increased to $510,000 in 2006 (because this salary increase took place during 2006, the amount actually paid and reflected in the Summary Compensation Table is $501,172).

Mr. Marvin was granted, as a material inducement to his employment with Accredited, two restricted stock awards of 14,240 shares each of Accredited common stock, on April 15, 2005. The shares underlying the first award vested in an amount equal to 50% of the award on April 15, 2007, with an additional 25% vesting scheduled to occur on each of April 15, 2008 and April 15, 2009. The shares underlying the second award are scheduled to vest in an amount equal to 50% of the award on February 15, 2008, with an additional 25% vesting on each of February 15, 2009 and February 15, 2010. Mr. Marvin also received a gross-up in respect of the stock grants in an amount sufficient to cover the federal and state income tax associated with each grant as necessary to reflect Mr. Marvin’s election under Section 83(b) of the Internal Revenue Code of 1986, as amended. The rights of Mr. Marvin with respect to the restricted stock upon a termination of employment or a change in control of Accredited are discussed in more detail in the section entitled “Potential Payments Upon Termination or Change in Control”.

In addition, in connection with entering into his employment agreement, Mr. Marvin was granted an incentive stock option to purchase 10,188 shares of Accredited common stock and a nonqualified stock option to acquire 69,812 shares of Accredited common stock, each with an exercise price equal to $39.12 per share, the fair market value of Accredited common stock on the date of grant. Twenty-five percent of such options vested on April 25, 2006, and thereafter such options have vested at a rate of 1/48 for each month of Mr. Marvin’s continuous service with Accredited, which schedule will continue in effect until full vesting.

Mr. Marvin is also eligible to participate in Accredited’s Long-Term Performance Plan (the “LTPP”). The LTPP provides for both cash and stock compensation awards. At the time the Committee designated the participants in the LTPP, it removed all participants from inclusion in the 2006 Incentive Compensation Plan for Executive Management, except to the extent of Mr. Marvin’s minimum guaranteed cash bonus of $100,000 for each of 2006 and 2007. The $100,000 grant to Mr. Marvin under the LTPP for 2006 is reflected in the Grant of Plan-Based Awards table.

Generally, under his employment agreement, in the event of Mr. Marvin’s termination of employment with Accredited for any reason, he will be entitled to receive any salary that is unpaid as of the date of termination but will not be entitled to receive any severance pay or benefits. Mr. Marvin will not receive any compensation from the REIT.

Stock Option Plans:

We currently do not have any compensation plans that provide for the issuance of our securities to our officers or other employees, trustees and consultants. Accredited does not maintain such compensation plans for the benefit of its officers and other employees, trustees and consultants.

ACCREDITED OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2006

The following table provides the specified information concerning exercises of options to purchase Accredited’s common stock in the fiscal year ended December 31, 2006, and unexercised options held as of December 31, 2005, by the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[1]
James A. Konrath	—	—	5,496	$290,683
Stuart D. Marvin	—	—	—	—
Jeffrey W. Crawford	—	—	3,638	$192,414
David E. Hertzel	—	—	1,772	$93,721
Joseph J. Lydon	—	—	5,530	$292,482
John S. Buchanan	—	—	1,596	$131,514

1	The values are based on the market value of Accredited’s common stock on the date of vesting, multiplied by the number of shares that vested.

PENSION BENEFITS FOR FISCAL 2006

Our named executive officers were not covered in fiscal 2006 under any qualified or non-qualified defined benefit pension plan or supplemental executive retirement plan maintained by the REIT or Accredited (but excluding qualified and nonqualified defined contribution plans) because the REIT and Accredited did not offer any such defined benefit pension or supplemental plan to the named executive officers in fiscal 2006.

COMPENSATION OF TRUSTEES

During 2006, our non-employee trustees did not receive compensation for serving on our Board or our Audit Committee. Our non-employee trustees are also directors of Accredited and receive compensation for attending Accredited Board and committee meetings. During 2006, Accredited’s non-employee directors received $1,500 for each meeting of Accredited’s Board they attended and an annual retainer of $25,000, paid quarterly in arrears. In addition, Accredited’s non-employee directors other than Audit Committee members received $1,000 for each Accredited committee meeting they attended; the non-employee members of the Audit Committee received $2,000 for each committee meeting they attended; the chairpersons of the Accredited Compensation Committee and Nominating & Corporate Governance Committee each received an additional $1,000 per meeting attended, and the chairperson of Accredited’s Audit Committee received an additional $2,000 per meeting attended.

Effective January 1, 2004, Accredited’s Board elected Mr. Erickson to serve as the Lead Director on Accredited’s Board at an additional annual retainer of $25,000, paid quarterly in arrears. The primary responsibilities of Accredited’s Lead Director include acting as a liaison between Accredited’s Board and the Chairman of Accredited’s Board; serving as Chairman of Accredited’s Board during executive sessions of non-employee directors; and facilitating communications cross-committee and from Accredited employees and stockholders to Accredited’s Board. The Accredited Lead Director is nominated and appointed by an Accredited Board resolution.

Each Accredited non-employee director is entitled to receive an annual grant of stock options to purchase 7,500 shares of Accredited’s common stock on the date of each annual meeting of stockholders under Accredited’s 2002 Stock Option Plan (the “2002 Plan”). As discussed in the following paragraph, however, since March 2004, Accredited has been awarding annual grants of restricted shares in lieu of these annual grants of stock options. The 2002 Plan also provides for an initial, automatic grant of an option (“Initial Option”) to purchase 17,500 shares of Accredited’s common stock upon a new Accredited non-employee director’s election to Accredited’s Board. Notwithstanding the foregoing, an Accredited non-employee director granted an Initial Option on, or within a period of six months prior to, the date of an annual meeting of stockholders is not entitled to receive an annual option with respect to that annual stockholders’ meeting. Each Initial Option and annual option granted under the 2002 Plan has an exercise price per share equal to the fair market value of a share of Accredited’s common stock on the date of grant and a term of ten years. Both the Initial Options and the annual options granted to newly elected or appointed Accredited non-employee directors vest and become exercisable in four substantially equal installments on each of the four anniversaries of the date of grant of the option. All automatic Accredited non-employee director options granted under the 2002 Plan are nonstatutory stock options. They must be exercised, if at all, within 12 months after an Accredited non-employee director’s termination of service with Accredited by reason of death or disability and otherwise within three months after termination of service, but in no event later than the expiration of the option’s term. In the event of Accredited’s merger with another corporation or another change in control event, all automatic Accredited non-employee director options will become fully vested and exercisable.

In response to changing industry practices and competitive pressures in early 2004, Accredited’s Board conducted a review of the retention and incentive practices of certain of Accredited’s competitors and peers. Following that review, Accredited’s Board determined that the outside director retention goals of Accredited were better met through an annual grant of restricted shares of Accredited common stock under Accredited’s Deferred Compensation Plan (the “DCP) in lieu of the annual grant of options to purchase 7,500 shares of Accredited common stock under the 2002 Plan. Because of the timing of this decision, the annual grants for 2004 provided for by the 2002 Plan were not made. In March 2004, Accredited’s Board approved annual grants of restricted shares of Accredited’s common stock under the DCP with a dollar value equivalent of $90,000 for each Accredited non-employee director. For Accredited non-employee directors then serving on Accredited’s Board, the grants occur annually on February 14, the anniversary of the effective date of Accredited’s initial public offering. Non-employee directors who joined Accredited’s Board after March 2004 were entitled to receive the restricted share grant on the first, and each subsequent, anniversary of their initial date of joining Accredited’s Board. Effective July 27, 2004, Accredited’s Board changed the timing of the annual grants for administrative convenience so that each non-employee director joining Accredited’s Board after March 2004 would receive his or her restricted share grant on the first day of the calendar quarter nearest to that director’s anniversary of election or appointment to Accredited’s Board. Each restricted share grant vests upon the second anniversary of its date of grant. In order to receive the restricted share grant(s), each Accredited non-employee director is required to sign a waiver of his or her right to receive the annual option grant under the 2002 Plan; however, new Accredited non-employee directors will continue to receive an Initial Option, and any Initial Option previously granted under the 2002 Plan will continue to remain outstanding.

Accredited reimburses all non-employee directors for expenses incurred to attend meetings of Accredited’s Board or Accredited’s committees, promptly after such expense is incurred.

The Board of Directors has determined that at the time of service each member of the Compensation Committee satisfied the definition of independence described in Rule 4200(15)(a). The Board of Directors determines the compensation of members of the Compensation Committee.

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

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

AHL, a wholly owned subsidiary of Accredited and our direct corporate parent, owns all of our outstanding common shares. To our knowledge, no shareholder owns more than 5% of our outstanding Series A Perpetual Cumulative Preferred Shares.

The following table sets forth, as of July 25, 2007, certain information with respect to the beneficial ownership of our Series A Perpetual Cumulative Preferred Shares by (i) each trustee, (ii) each executive officer of REIT named in the Summary Compensation Table below, and (iii) all of our trustees and executive officers of the REIT as a group.

Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class(2)
James H. Berglund(3)	10,000	*
John S. Buchanan	1,500	*
Gary M. Erickson	—	—
Bowers W. Espy(4)	2,000	*
Jody A. Gunderson	8,000	*
David E. Hertzel	—	—
James A. Konrath	—	—
Joseph J. Lydon	—	—
Stuart D. Marvin	—	—
A. Jay Meyerson	—	—
Richard T. Pratt	2,000	*
Stephen E. Wall	—	—
Trustees and Executive Officers as a group (12 persons)	23,500	*

*	Less than 1%.
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all Series A Perpetual Cumulative Preferred Shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Calculated on the basis of 4,093,678 Series A Perpetual Cumulative Preferred Shares outstanding as of July 25, 2007.
(3)	Shares held in a trust.
(4)	Shares held in an individual retirement account.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreements—Only one of the named executive officers, Mr. Stuart Marvin, is a party to an employment agreement with Accredited. The employment agreement is described in more detail in the explanation to the Summary Compensation Table, above. Pursuant to his employment agreement, in the event of Mr. Marvin’s termination without cause by Accredited, he will be entitled to receive any salary unpaid as of the date of termination, and no other severance pay or benefits. In the event of a voluntary termination of employment by Mr. Marvin for any reason, he will be entitled to receive any salary accrued and unpaid as of the date of termination, and no other severance pay or benefits. Pursuant to the two restricted stock awards of 14,240 shares each granted in conjunction with Mr. Marvin’s employment agreement, Mr. Marvin will become 100% vested in the restricted stock if, within one year after a Change in Control (which would include the potential merger with Lone Star), his employment is terminated without Cause or he resigns for Good Reason.

For these purposes, “Cause” means termination of Mr. Marvin’s employment for any of the following reasons: (i) theft, dishonesty or falsification of business records; (ii) improper use or disclosure of confidential or proprietary information regarding Accredited; (iii) failure of Mr. Marvin to perform his job, including all assigned duties; (iv) Mr. Marvin’s material breach of his employment agreement that is not cured as provided in the agreement; (v) Mr. Marvin’s conviction of a criminal act which impairs his ability to perform duties for Accredited; and (vi) any action by Mr. Marvin which has a detrimental effect on the business of Accredited.

Mr. Marvin will have “Good Reason” to terminate his employment if (i) his compensation, including salary, bonus and perquisites, are reduced from the compensation level in effect during the year preceding the Change in Control (which would include the potential merger with Lone Star); or (ii) without his consent, Mr. Marvin’s principal place of the employment is moved to a location that is more than 50 miles from his current place of employment; or (iii) there is a material diminution of Mr. Marvin’s title or duties with Accredited.

The intrinsic value of accelerating the vesting of restricted stock in connection with Mr. Marvin’s termination of employment without Cause or his resignation for Good Reason on December 31, 2006 (provided that such termination occurred within one year following a Change in Control as required by Mr. Marvin’s employment agreement) would be $778,928.

ITEM 13. Certain Relationships and Related Transactions

Transactions Involving Officers, Trustees and 5% Stockholders

Since January 1, 2006 there has been no transaction to which we were a party in which the amount involved exceeded $60,000 and in which any trustee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had a direct or indirect material interest, other than the compensation arrangements, including stock option agreements, and other agreements and transactions which are described herein and the transactions described below.

Transactions with Accredited and AHL

AHL is the REIT’s direct corporate parent and a wholly owned subsidiary of Accredited. Accredited is the REIT’s indirect corporate parent, and the guarantor with respect to payments on the REIT’s outstanding publicly held preferred shares. The REIT may have interests which are not identical to Accredited. Consequently, conflicts of interest may arise with respect to transactions, including, without limitation, the REIT’s acquisition of mortgage loans from AHL and the provision by AHL of advisory services to the REIT. It is our intention, and that of Accredited, that any agreements and transactions between us, on the one hand, and AHL, Accredited and/or their respective affiliates, on the other hand, are fair to all parties and consistent with market terms. However, there can be no assurance that such transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

On October 1, 2004, the REIT entered into an intercompany administration and servicing agreement with AHL whereby the REIT compensates AHL for loan servicing, treasury, accounting, tax and other administrative services provided by AHL. The REIT pays to AHL a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced by it, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items. The REIT, on the one hand, and AHL, on the other hand, may offset any balance or amount due from one party to the other under this agreement or any other contract entered into between such parties. Therefore, on each settlement date, either the REIT or AHL will pay to the other party interest on the net average balance payable at an annual rate equal to the Six-Month LIBOR plus 1.0%. In 2006, the net payments to the REIT from Accredited pursuant to this agreement were $10.3 million.

AHL has previously executed securitizations of residential mortgage loans in which it obtained the related retained interests. During 2004, AHL transferred the retained interests in the Accredited Mortgage Loan Trust 2002-1, 2002-2, 2003-1, 2003-2, 2003-3 and 2004-1 securitizations to the REIT as a net contribution of capital totaling $59.1 million, which does not include additional cash contributions and subsequent contributions of assets and liabilities during 2004 for the Accredited Mortgage Loan Trust 2004-2, 2004-3 and 2004-4 securitizations. In addition, the REIT subsequently acquired the mortgage assets for the Accredited Mortgage

Loan Trust 2004-2, 2004-3, 2005-1, 2005-2, 2005-3, 2005-4, 2006-1, 2006-2 and 2007-1 securitizations as contributions of capital from AHL. These mortgage assets consisted primarily of residential mortgage loans, or interests in these mortgage loans, that had been originated or acquired by AHL.

During 2006, AHL and the REIT, as several borrowers or sellers, entered into warehouse transactions with lenders to finance the related mortgage loans that may be contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. As of June 18, 2007, AHL and the REIT are party to two warehouse facilities which permit the securitization of mortgage loans directly from the warehouse facility. The duration of these facilities is one year. Each of the agreements has a cross collateralization provision between AHL and the REIT, and AHL provides a guarantee of the REIT’s obligations under the credit facilities. Also, Accredited provides a guarantee of AHL’s and the REIT’s obligations under each of the credit facilities. In addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities. The net proceeds of the securitizations are to be primarily used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

During 2006, the REIT entered into two $100 million Master Repurchase Agreements secured by owner trust certificates of securitized mortgage loans. Accredited provided a guarantee of the REIT’s obligations under the facilities.

Review and Approval of Related Party Transactions

Pursuant to the charter of the Audit Committee, the Audit Committee reviews and approves any related party transactions entered into between the Company and related parties and reviews each such transaction for potential conflicts and other improprieties. There are at present no written or otherwise established policies for reviewing and approving related party transactions except for the provisions of the Audit Committee Charter described above.

Independent Trustee Approval; Applicability of New York Stock Exchange Corporate Governance Rules

The Articles Supplementary establishing our Series A Perpetual Cumulative Preferred Shares require that, as long as any Series A Perpetual Cumulative Preferred Shares are outstanding, certain actions are required to be approved by a majority of our “independent trustees” (as defined in the Articles Supplementary). James H. Berglund, Gary M. Erickson, Bowers W. Espy, Jody A. Gunderson, A. Jay Meyerson, Richard T. Pratt and Stephen E. Wall are our current independent trustees for this purpose. In order to be considered “independent” under the Articles Supplementary, a trustee must not be a current officer or employee of us or a current officer or employee of Accredited or of any affiliate of Accredited. The following actions are the only actions that require approval of a majority of the “independent trustees” under the Articles Supplementary:

•	the issuance of additional preferred shares ranking on parity with our Series A Perpetual Cumulative Preferred Shares;

•	the redemption of any of our common shares;

•	any dissolution, liquidation or termination of the REIT prior to September 30, 2009; and

•	the determination to revoke the REIT’s real estate investment trust status.

In accordance with New York Stock Exchange rules relating to issuers who list only preferred securities, we are not subject to many of the New York Stock Exchange corporate governance rules applicable to issuers having publicly traded common equity securities. Accredited, whose common stock is traded on the NASDAQ National Market, is subject to NASDAQ’s corporate governance standards.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to Accredited Home Lenders Holding Co., the REIT’s indirect parent, for the fiscal year ended December 31, 2006 by Squar, Milner, Peterson, Miranda & Williamson, LLP and Grant Thornton LLP, and for the fiscal year ended 2005 by Grant Thornton LLP and Deloitte & Touche LLP:

	2006	2005
	(in thousands)
Audit Fees (1)	$3,486	$1,407
Audit-Related Fees (2)	—	—
Tax Fees (3)	404	185
All Other Fees (4)	56	133

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements (including compliance testing related to internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002), for the audit of the REIT’s annual financial statements, and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. On April 10, 2007, Squar, Milner, Peterson, Miranda & Williamson LLP was engaged as Accredited’s independent registered public accountant. The amount reflected under the heading “Fiscal 2006” includes $1,446,000 in fees paid to Squar, Milner, Peterson, Miranda & Williamson LLP. The amount reflected under the heading “Fiscal 2006” also includes $2,040,000 in fees paid to Grant Thornton who resigned as Accredited’s principal auditor on March 30, 2007. The amount reflected under the heading “Fiscal 2005” in the table above includes approximately $80,000 of fees billed by Deloitte & Touche LLP.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audits and miscellaneous tax questions throughout the fiscal year. The amount under the heading “Fiscal 2006” in the table above consists entirely of fees billed by Grant Thornton for work related to FIN 48, “Accounting for Uncertainty in Income Taxes.” The amount reflected under the heading “Fiscal 2005” in the table above consists entirely of fees billed by Deloitte & Touche LLP.
(4)	All Other Fees consist of fees for products and services other than the services reported above. The amount in the table above consists entirely of fees billed by Deloitte & Touche LLP, our principal tax accountant.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting. The Audit Committee approved 100% of the services described in the table above.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2
Balance Sheets as of December 31, 2006 and 2005	F-5
Statements of Operations for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-6
Statements of Stockholders’ Equity and Comprehensive Income for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-7
Statements of Cash Flows for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-8
Notes to Financial Statements	F-9

2. Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

3. Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 63.

(b) Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 63.

(c) Financial Statement Schedules:

All schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. KONRATH James A. Konrath	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 1, 2007

/s/ STUART D. MARVIN Stuart D. Marvin	Executive Vice President and Secretary (Principal Financial and Accounting Officer)	August 1, 2007

/s/ JAMES H. BERGLUND James H. Berglund	Trustee	August 1, 2007

/s/ GARY M. ERICKSON Gary M. Erickson	Trustee	August 1, 2007

/s/ BOWERS W. ESPY Bowers W. Espy	Trustee	August 1, 2007

/s/ JODY A. GUNDERSON Jody A. Gunderson	Trustee	August 1, 2007

/s/ JOSEPH J. LYDON Joseph J. Lydon	Trustee	August 1, 2007

/s/ RICHARD T. PRATT Richard T. Pratt	Trustee	August 1, 2007

/s/ A. JAY MEYERSON A. Jay Meyerson	Trustee	August 1, 2007

/s/ STEPHEN E. WALL Stephen E. Wall	Trustee	August 1, 2007

EXHIBIT INDEX

3.1(1)	Declaration of Trust of the Registrant.

3.2(2)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004.

3.3(3)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004.

3.4(1)	Amended and Restated Bylaws of the Registrant.

3.5(24)	Certificate of Incorporation of Accredited Acceptance Corp.

3.6(24)	Bylaws of Accredited Acceptance Corp.

4.1(2)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.2(2)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.3(3)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

4.4(5)	Indenture, dated as of August 1, 2004, between Accredited Mortgage Loan Trust 2004-3, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.5(5)	Amended and Restated Trust Agreement, dated as of August 26, 2004, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.6(5)	Sale and Servicing Agreement, dated as of August 1, 2004, among Accredited Home Lenders, Inc., as Sponsor and as Master Servicer, Accredited Mortgage Loan Trust 2004-3, as Issuer, Accredited Mortgage Loan REIT Trust, as Seller, Countrywide Home Loans Servicing LP, as Backup Servicer and Deutsche Bank National Trust Company, as Indenture Trustee.

4.7(6)	Indenture, dated as of November 1, 2004, between Accredited Mortgage Loan Trust 2004-4, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.8(6)	Amended and Restated Trust Agreement, dated as of November 22, 2004, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.9(6)	Sale and Servicing Agreement, dated as of November 1, 2004, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2004-4, as Issuer, Accredited Mortgage Loan REIT Trust, as Seller and Deutsche Bank National Trust Company, as Indenture Trustee.

4.10(7)	Indenture, dated as of February 1, 2005, between Accredited Mortgage Loan Trust 2005-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.11(7)	Amended and Restated Trust Agreement, dated as of February 24, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.12(7)	Sale and Servicing Agreement, dated as of February 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-1, as Issuer, Accredited Mortgage Loan REIT Trust, as Seller and Deutsche Bank National Trust Company, as Indenture Trustee.

4.13(7)	Master Agreement, dated February 24, 2005 between Accredited Mortgage Loan Trust 2005-1 and Swiss Re Financial Products Corporation.

4.14(8)	Indenture, dated as of May 1, 2005, between Accredited Mortgage Loan Trust 2005-2, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.15(8)	Amended and Restated Trust Agreement, dated as of May 26, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.16(8)	Sale and Servicing Agreement, dated as of May 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-2, as Issuer, Accredited Mortgage Loan REIT Trust, as Seller and Deutsche Bank National Trust Company, as Indenture Trustee.

4.17(8)	Master Agreement, dated May 26, 2005 between Accredited Mortgage Loan Trust 2005-2 and Credit Suisse First Boston International.

4.18(9)	Indenture, dated as of August 1, 2005, between Accredited Mortgage Loan Trust 2005-3, a Delaware statutory trust acting through its owner trustee and LaSalle Bank National Association, as Indenture Trustee.

4.19(9)	Amended and Restated Trust Agreement, dated as of August 25, 2005, among the Sponsor, the Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.20(9)	Sale and Servicing Agreement, dated as of August 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-3, as Issuer, Accredited Mortgage Loan REIT Trust, as Depositor and LaSalle Bank National Association, as Indenture Trustee.

4.21(9)	Master Agreement, dated August 25, 2005 between Accredited Mortgage Loan Trust 2005-3 and Swiss Re Financial Products Corporation.

4.22(10)	Indenture, dated as of November 1, 2005, between Accredited Mortgage Loan Trust 2005-4, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.23(10)	Amended and Restated Trust Agreement, dated as of November 23, 2005, among the Sponsor, the Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.24(10)	Sale and Servicing Agreement, dated as of November 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-4, as Issuer, Accredited Mortgage Loan REIT Trust, as Depositor and Deutsche Bank National Trust Company, as Indenture Trustee.

4.25(10)	Master Agreement, dated November 23, 2005 between Accredited Mortgage Loan Trust 2005-4 and Barclays Bank PLC.

4.26(11)	Indenture, dated as of March 1, 2006, between Accredited Mortgage Loan Trust 2006-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.27(11)	Amended and Restated Trust Agreement, dated as of March 28, 2006, among the Sponsor, Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank Trust National Association, as Owner Trustee.

4.28(11)	Sale and Servicing Agreement, dated as of March 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, and Accredited Mortgage Loan Trust 2006-1, as Issuer and the Indenture Trustee.

4.29(11)	Master Agreement, dated March 28, 2006, between Accredited Mortgage Loan Trust 2006-1 and Swiss Re Financial Products Corporation.

4.30(12)	Indenture, dated as of June 1, 2006, between Accredited Mortgage Loan Trust 2006-2, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.31(12)	Amended and Restated Trust Agreement, dated as of June 29, 2006, among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank Trust National Association, as Owner Trustee.

4.32(12)	Sale and Servicing Agreement, dated as of June 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

4.33(12)	Master Agreement, dated June 29, 2006, between Accredited Mortgage Loan Trust 2006-2 and Barclays Bank PLC.

4.34(17)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.35(18)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.36(19)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.37(20)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.38(21)	Amended and Restated Trust Agreement, dated as of January 30, 2007, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor, and U.S. Bank Trust National Association, as Owner Trustee.

4.39(22)	Indenture, dated as of January 1, 2007, between Accredited Mortgage Loan Trust 2007-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

10.1(4)	Administration and Servicing Agreement, dated as of October 1, 2004, between Accredited Mortgage Loan REIT Trust and Accredited Home Lenders, Inc.

10.2(13)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.3(14)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-1, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.4(15)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-4, as Issuer and Deutsche Bank National Trust Company, as Indenture Trustee.

10.5(16)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-3, as Issuer and LaSalle Bank National Association, as Indenture Trustee.

10.6(21)	Sale and Servicing Agreement, dated as of January 1, 2007, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2007-1, as Issuing Entity and Deutsche Bank National Trust Company, as the Indenture Trustee.

10.7(21)	Master Agreement, dated January 30, 2007 between Accredited Mortgage Loan Trust 2007-1 and Credit Suisse International.

10.8(23)	Loan Agreement, dated as of March 30, 2007, by and among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, the Lenders party thereto, Accredited Home Lenders Holding Co., and Farallon Capital Management, L.L.C.

12.1	Statement regarding computation of ratio of earnings to combined fixed charges and preferred share dividends.

21.1	Subsidiaries of Registrant

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP with respect to Accredited Mortgage Loan REIT Trust.

23.2	Consent of Grant Thornton LLP with respect to Accredited Mortgage Loan REIT Trust.

23.3	Consent of Deloitte & Touche LLP with respect to Accredited Mortgage Loan REIT Trust.

24.1	Power of Attorney (see page 62).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Filed with amendment number 2 to Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.
(2)	Filed with Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(3)	Filed with Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(4)	Incorporated by Reference to the Accredited Mortgage Loan REIT Trust Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-3’s Current Report on Form 8-K (File No. 333-109964-04) dated August 26, 2004.
(6)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-4’s Current Report on Form 8-K (File No. 333-109964-05) dated December 6, 2004.
(7)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-1’s Current Report on Form 8-K (File No. 333-109964-06) dated March 8, 2005.
(8)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-2’s Current Report on Form 8-K (File No. 333-109964-07) dated May 26, 2005.
(9)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-3’s Current Report on Form 8-K (File No. 333-124435-02) dated September 9, 2005.
(10)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-4’s Current Report on Form 8-K (File No. 333-124435-03) dated November 23, 2005.
(11)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-1’s Current Report on Form 8-K (File No. 333-07219-04) dated March 28, 2006.
(12)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current Report on Form 8-K (File No. 333-129972-02) dated July 5, 2006.
(13)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current Report on Form 8-K (File No. 333-129972-02) dated October 26, 2006.
(14)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-1’s Current Report on Form 8-K (File No. 333-07219-04) dated October 26, 2006.
(15)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-4’s Current Report on Form 8-K (File No. 333-124435-03) dated October 26, 2006.
(16)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-3’s Current Report on Form 8-K (File No. 333-124435-02) dated October 26, 2006.
(17)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current report on Form 8-K (File No. 333-129972-02) dated October 31, 2006.

(18)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-1’s Current Report on Form 8-K (File No. 333-07219-04) dated October 31, 2006.
(19)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-4’s Current Report on Form 8-K (File No. 333-124435-03) dated October 31, 2006.
(20)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-124435-02) dated October 31, 2006.
(21)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-129972-03) dated January 30, 2007.
(22)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-129972-03) dated February 23, 2007.
(23)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Current Report on Form 8-K (File No. 001-32276) dated March 30, 2007.
(24)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Registration Statement on Form S-3 (File No. 333-14703-02) filed on July 19, 2007.

ACCREDITED MORTGAGE LOAN REIT TRUST

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of December 31, 2006 and 2005	F-5

Statements of Operations for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-6

Statements of Stockholders’ Equity and Comprehensive Income for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-7

Statements of Cash Flows for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-8

Notes to Financial Statements	F-9

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the accompanying balance sheet of Accredited Mortgage Loan REIT Trust (the “REIT”) as of December 31, 2006, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accredited Mortgage Loan REIT Trust as of December 31, 2006 and the results of its operations and its cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the REIT acquires mortgage assets and assumes related funding obligations from its parent, Accredited Home Lenders, Inc. (the “Parent”), who also provides operating facilities, administrative services and mortgage loan servicing for the REIT. The accompanying financial statements have been prepared from the separate records maintained by the REIT and may not be indicative of the conditions that would have existed or the results of operations if the REIT had operated as an unaffiliated entity.

In addition, as discussed in Note 15, in June 2007, the Parent entered into a merger agreement. Management of the Parent expects the merger, which is subject to shareholder approval under certain conditions, to be completed in the third quarter of 2007 and to provide access to additional capital. Turmoil and volatility in the non-prime mortgage sector have put substantial pressure on the Parent’s liquidity. If the Parent’s merger is not consummated or market conditions deteriorate further, the Parent’s financial and operational viability is uncertain. The ultimate outcome of the merger is not presently determinable. The accompanying financial statements do not include any adjustments related to the effects of this uncertainty.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

July 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the accompanying balance sheet of Accredited Mortgage Loan REIT Trust (the “REIT”) as of December 31, 2005 and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

March 10, 2006

Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the statements of operations, stockholders’ equity and comprehensive income, and cash flows of Accredited Mortgage Loan REIT Trust (the “REIT”) for the period from inception (May 4, 2004) to December 31, 2004. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Accredited Mortgage Loan REIT Trust for the period from inception (May 4, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE LLP

March 30, 2005

San Diego, California

A CCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(in thousands, except share values)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$23,299	$6,158
Accrued interest receivable	52,708	32,604
Mortgage loans held for investment, net of reserve of $129,936 and $98,399, respectively	7,271,553	6,240,136
Derivative assets, including margin account	64,665	91,193
Real estate owned	65,854	10,494
Prepaid expenses and other assets	24,707	19,828
Receivable from parent	112,419	99,642

Total assets	$7,615,205	$6,500,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization and other secured financing	$7,289,209	$6,185,526
Accrued expenses and other liabilities	57,507	30,961

Total liabilities	7,346,716	6,216,487

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at December 31, 2006 and 2005	4,094	4,094
Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at December 31, 2006 and 2005	1	1
Additional paid-in capital	398,628	303,180
Accumulated other comprehensive income	7,947	23,991
Accumulated deficit	(142,181)	(47,698)

Total stockholders’ equity	268,489	283,568

Total liabilities and stockholders’ equity	$7,615,205	$6,500,055

The accompanying notes are an integral part of these financial statements

A CCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
REVENUES:
Interest income (including $11,735, $4,008 and $99 from parent)	$571,036	$408,599	$98,024
Interest expense	(373,196)	(198,238)	(35,671)

Net interest income	197,840	210,361	62,353
Provision for losses on mortgage loans held for investment	(38,714)	(16,900)	(6,536)

Net interest income after provision	159,126	193,461	55,817
Other income	3,480	1,878	414

Total net revenues	162,606	195,339	56,231

OPERATING EXPENSES:
Management fee assessed by parent	35,602	25,693	7,181
Direct general and administrative expenses	9	60	—

Total operating expenses	35,611	25,753	7,181

Net income	126,995	169,586	49,050
Dividends on preferred stock	(9,978)	(9,978)	(3,656)

Net income available to common stockholder	$117,017	$159,608	$45,394

Basic and diluted earnings per common share	$1,170.17	$1,596.08	$453.94
Weighted average shares outstanding for basic and diluted	100	100	100

The accompanying notes are an integral part of these financial statements

A CCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount	Shares	Amount
Common stock issued upon formation, May 4, 2004	—	$—	100	$1	$—	$—	$—	$1
Capital contributions from parent	—	—	—	—	69,458	—	—	69,458
Preferred stock issued in public offering, net of offering costs	4,094	4,094	—	—	93,829	—	—	97,923
Net unrealized gain on derivatives	—	—	—	—	—	3,348	—	3,348	$3,348
Net income	—	—	—	—	—	—	49,050	49,050	49,050
Dividend on common stock	—	—	—	—	—	—	(50,000)	(50,000)	—
Dividends on preferred stock	—	—	—	—	—	—	(3,656)	(3,656)	—

Balance, December 31, 2004	4,094	4,094	100	1	163,287	3,348	(4,606)	166,124	$52,398

Capital contributions from parent	—	—	—	—	139,893	—	—	139,893
Net unrealized gain on derivatives	—	—	—	—	—	35,277	—	35,277	$35,277
Reclassification adjustment into earnings for unrealized gain on derivatives	—	—	—	—	—	(14,634)	—	(14,634)	(14,634)
Net income	—	—	—	—	—	—	169,586	169,586	169,586
Dividend on common stock	—	—	—	—	—	—	(202,700)	(202,700)	—
Dividends on preferred stock	—	—	—	—	—	—	(9,978)	(9,978)	—

Balance, December 31, 2005	4,094	4,094	100	1	303,180	23,991	(47,698)	283,568	$190,229

Capital contributions from parent	—	—	—	—	95,448	—	—	95,448
Net unrealized gain on derivatives	—	—	—	—	—	16,587	—	16,587	$16,587
Reclassification adjustment into earnings for unrealized gain on derivatives	—	—	—	—	—	(32,631)	—	(32,631)	(32,631)
Net income	—	—	—	—	—	—	126,995	126,995	126,995
Dividend on common stock	—	—	—	—	—	—	(211,500)	(211,500)	—
Dividends on preferred stock	—	—	—	—	—	—	(9,978)	(9,978)	—

Balance, December 31, 2006	4,094	$4,094	100	$1	$398,628	$7,947	$(142,181)	$268,489	$110,951

The accompanying notes are an integral part of these financial statements

A CCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,995	$169,586	$49,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized mortgage loans	(7,264)	(3,168)	(525)
Amortization of deferred costs	14,514	13,030	247
Provision for losses on mortgage loans held for investment	38,714	16,900	6,536
Unrealized loss on derivatives	28,542	24,592	650
Adjustment into earnings for gain on derivatives from other comprehensive income	(32,631)	(14,634)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(2,669)	(10,565)	(22,039)
Derivative assets, including margin account	12,157	(66,593)	—
Prepaid expenses and other assets	(8,458)	(3,114)	8,435
Accrued expenses and other liabilities	13,851	25,756	2,058

Net cash provided by operating activities	183,751	151,790	44,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received and other changes in mortgage loans held for investment	2,645,311	1,973,254	379,796
Disposition of Aames assets acquired	53,887	—	—

Net cash provided by investing activities	2,699,198	1,973,254	379,796

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization and other secured financing, net of fees	2,381,320	4,185,767	2,675,699
Payments on securitization and other secured financing	(2,683,542)	(1,984,093)	(383,145)
Net change in credit facilities	(2,347,977)	(4,034,213)	(2,767,798)
Net payments to parent	—	—	(15,214)
Capital contributions from parent	18,646	7,000	26,001
Net increase in receivable from parent	(12,777)	(84,687)	—
Proceeds from preferred stock offering	—	—	97,923
Payments of common stock dividends	(211,500)	(202,700)	(50,000)
Payments of preferred stock dividends	(9,978)	(9,978)	(3,656)

Net cash used in financing activities	(2,865,808)	(2,122,904)	(420,190)

Net increase in cash and cash equivalents	17,141	2,140	4,018
Beginning balance cash and cash equivalents	6,158	4,018	—

Ending balance cash and cash equivalents	$23,299	$6,158	$4,018

The accompanying notes are an integral part of these financial statements

A CCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS

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

The REIT engages in the business of acquiring, holding, financing, and securitizing non-prime mortgage loans secured by residential real estate. Generally, the REIT acquires mortgage assets and assumes related funding obligations from AHL, which are accounted for at AHL’s carrying value, as contributions of capital from AHL. These mortgage assets consist primarily of residential mortgage loans, or interests in these mortgage loans, that have been originated or acquired by AHL. AHL focuses on borrowers who may not meet conforming underwriting guidelines because of higher mortgage loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. AHL originates mortgage loans primarily based upon the borrower’s willingness and ability to repay the mortgage loan and the adequacy of the collateral.

AHL also provides operating facilities, administration and mortgage loan servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operation or financial condition may not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and it meets certain asset, income and share ownership tests.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the provision for mortgage loan losses, hedging policies and income taxes.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Mortgage Loans Held for Investment, Securitization Financing and Provision for Losses

Accredited’s securitization program calls for the execution of securitization transactions as the principal means of increasing the size of its held for investment portfolio. In support of this program, Accredited periodically identifies mortgage loans meeting the applicable investor characteristics and transfers those mortgage loans from mortgage loans held for sale to mortgage loans held for securitization (held for investment).

Shortly before the execution of a securitization transaction, the mortgage loans held for securitization, which are originated by and to this point have been held in AHL, are contributed at the lower of cost or market (“carrying amount”), to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for mortgage loan losses and are thereafter designated as mortgage loans held for investment. The mortgage loans remain mortgage loans held for securitization for approximately 10 business days prior to the close of the securitization transaction.

Mortgage loans held for investment include mortgage loans that the REIT has securitized in structures that are accounted for as financings for accounting purposes as well as mortgage loans held for a scheduled securitization. During each year ended December 31, 2006, 2005 and 2004, the REIT completed securitizations of mortgage loans totaling $2.4 billion, $4.2 billion and $2.8 billion, respectively.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140 Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the mortgage loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any mortgage loans securitized through the securitization trusts that become troubled. Accordingly, the mortgage loans remain on the balance sheet as “mortgage loans held for investment”, retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt or asset backed commercial paper originally associated with the mortgage loans held for investment. The REIT records interest income on mortgage loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

After the mortgage loans are designated as held for securitization, the REIT estimates the losses inherent in the portfolio at the balance sheet date and establishes an allowance for mortgage loan losses. The provision for mortgage loan losses on mortgage loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. The REIT defines a mortgage loan as non-accruing at the time the mortgage loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting mortgage loans in the portfolio according to their contractual delinquency status and applying the REIT and AHL’s expected loss experience. A number of other analytical tools are used to determine the reasonableness of the allowance for mortgage loan losses. Loss estimates are reviewed periodically and adjustments, if any, are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Mortgage loans foreclosed upon or deemed uncollectible are carried at lower of cost or fair value less disposition costs.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

As part of the REIT’s interest rate risk management process, the REIT uses derivative financial instruments such as Eurodollar futures and options interest rate cap agreements and interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

Cash Flow Hedges

Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, the REIT assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, the REIT discontinues cash flow hedge accounting prospectively. If cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into operations with the hedged item. The ineffective portion of the derivative instrument is reported in current operations as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Mortgage Loan Origination Costs and Fees

Mortgage loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the mortgage loans. These fees and costs are amortized over the life of the mortgage loan on a level yield basis for mortgage loans held for investment or recognized when prepayments occur.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on mortgage loans held for investment. The REIT does not accrue interest on mortgage loans that are 90 days or more delinquent.

Income Taxes

The REIT has elected to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of mortgage loans generally results when property collateralizing a mortgage loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the mortgage

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

loan. Real estate acquired through foreclosure is initially recorded at its estimated fair value less costs to dispose and is carried at the lower of cost or estimated fair value less costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs are recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Reclassifications

We reclassified certain amounts in our 2005 balance sheet to conform to current presentation. The consolidated statements of cash flows have been reclassified to reflect the changes.

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in the beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

(“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities at the time of acquisition on an individual contract basis or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. For the Company, SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement:

•	Establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation;

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; and

•	Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At December 31, 2006, 19% and 15% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2004, 33% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California. The remaining properties securing mortgage loans did not exceed 10% in any other state at December 31, 2006 and 2005.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio. This could restrict our and AHL’s ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations. We do not expect that losses resulting from natural disasters in the U.S. or Canada to date will have a material adverse impact on our business, financial condition, liquidity or results of operations.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows at December 31:

	2006	2005
	(in thousands)
Mortgage loans held for investment	$7,432,443	$6,350,870
Basis adjustment for fair value hedge accounting	(10,971)	(4,766)
Net deferred origination fees	(19,983)	(7,569)
Allowance for mortgage loan losses	(129,936)	(98,399)

Mortgage loans held for investment, net	$7,271,553	$6,240,136

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Year	Contributions from Parent	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Year
	(in thousands)
Year ended December 31, 2006:
Mortgage loans held for investment	$98,399	$18,316	$14,796	$(1,575)	$—	$129,936
Real estate owned	6,996	4,659	23,918	(12,790)	—	22,783

Total	$105,395	$22,975	$38,714	$(14,365)	$—	$152,719

Year ended December 31, 2005:
Mortgage loans held for investment	$54,960	$36,385	$11,932	$(4,878)	$—	$98,399
Real estate owned	2,028	—	4,968	—	—	6,996

Total	$56,988	$36,385	$16,900	$(4,878)	$—	$105,395

Inception (May 4, 2004) to December 31, 2004:
Mortgage loans held for investment	$—	$51,581	$6,536	$(1,129)	$(2,028)	$54,960
Real estate owned	—	—	—	—	2,028	2,028

Total	$—	$51,581	$6,536	$(1,129)	$—	$56,988

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned at December 31:

	2006			2005
	Unpaid Principal Amount		Delinquent Principal Over 90 Days	Unpaid Principal Amount	Delinquent Principal Over 90 Days
	(in thousands)
Mortgage loans held for investment	$7,466,508	(1)	$271,375	$6,350,870	$70,990
Real estate owned	88,637		88,637	17,490	17,490

Total	$7,555,145		$360,012	$6,368,360	$88,480

(1)	Loans acquired from Aames were recorded at fair value at purchase.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

AHL uses fair value accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for sale prior to being contributed to the REIT, and accordingly the basis of loans held for investment held by the REIT includes the fair value basis adjustment. At December 31, 2006 and December 31, 2005, fair value hedge basis adjustments of ($10.7) million and ($4.8 million) are included as reductions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the years ended December 31, 2006, December 31, 2005 or for the period from inception (May 4, 2004) to December 31, 2004.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS No. 133. A total of $12.4 million in net effective gains before taxes, included in other comprehensive income at December 31, 2006, is expected to be recognized in earnings during the next twelve months.

	2006	2005	2004
	(in thousands)
Hedge ineffectiveness recorded in earnings, included as a component of interest expense in the consolidated statements of operations as of December 31:	$3,792	$1,980	$200
Effective unrealized gains, net of effective unrealized losses, recorded in other comprehensive income, reported as a component of stockholders’ equity as of December 31:	$16,587	$35,277	$3,348

The following table presents the fair value of the Company’s derivative instruments, including margin account balances at December 31:

	2006		2005
	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Eurodollar futures	$3,758,974	$4,970	$4,082,657	$8,099
Options on Eurodollar futures	630,342	2,803	701,107	4,792
Interest rate swaps	1,951,392	(665)	734,690	12,060
Interest rate caps	880,717	7	992,980	53

	$7,221,425	7,115	$6,511,434	25,004
Margin account balances	N/A	28,408	N/A	40,343

Total		$35,523		$65,347

The fair value of derivative liabilities of $29.1 million and $25.8 million at December 31, 2006 and 2005, respectively, which are included in accrued expenses and other liabilities have been netted against the fair value of derivative assets shown in the table above. Notional swap amounts are not shown for securitizations in which we reverse the position of the swap embedded in the securitization trust; for these transactions the economic notional hedge amount and the net fair value of the derivatives is zero.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations for the years ended December 31, 2006 and 2005 and the period from inceptions (May 4, 2004) to December 31, 2004 was as follows:

	Interest Income	Interest Expense	Total
	(in thousands)
2006:
Net unrealized gain (loss)	$3,403	$(31,945)	$(28,542)
Net realized gain	—	60,217	60,217

Total	$3,403	$28,272	$31,675

2005:
Net unrealized loss	$(4,384)	$(20,208)	$(24,592)
Net realized gain	—	38,168	38,168

Total	$(4,384)	$17,960	$13,576

2004:
Net unrealized gain (loss)	$(2,008)	$3,906	$1,898
Net realized gain (loss)	6	(530)	(524)

Total	$(2,002)	$3,376	$1,374

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

At December 31, 2006 and 2005 there were no balances outstanding under these facilities except for the short term financing on the retained bonds contained in other borrowings in Note 6.

6. SECURITIZATION AND OTHER FINANCING

Securitization bond financing consisted of the following at December 31:

	2006	2005
	(in thousands)
Securitized Bond Financing	$7,281,480	$6,173,418
Other borrowings	16,368	15,640
Unamortized bond discounts	(8,639)	(3,532)

Total financing, net	$7,289,209	$6,185,526

Securitized Bond Financing. At December 31, 2006 securitized bond financing includes securitized bonds bearing interest at fixed rates (ranging from 2.90% to 5.68%) and at variable rated indexed to one-month LIBOR plus a spread (ranging from .04% to 2.5%) maturing through 2036. The bonds are collateralized by mortgage loans held for investment with an aggregate principal balance outstanding of $7.4 billion and $6.4 billion at

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005, respectively. Unamortized debt issuance costs included in prepaid expenses and other assets were $23.1 million and $19.7 million at December 31, 2006 and 2005, respectively.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to Accredited, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principle is known as excess interest.

The securitization agreements require that a certain level of overcollateralization be maintained for the bonds. A portion of the excess interest may be initially distributed as principle to the bondholders to increase the level of overcollateralization. Once a certain level of overcollateralization has been reached, excess interest is no longer distributed as principal to the bondholders, but, rather, is passed through to Accredited. Should the level of overcollateralization fall below a required level, excess interest will again be paid as principal to the bondholders until the required level has been reached. The securitization agreements also provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required level of credit enhancement would be increased.

Due to the potential for prepayments of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

Other borrowings. Other borrowings consist of:

A $100 million master repurchase agreement, secured by owner trust certificates of securitized mortgage loans for which the REIT is the depositor, bearing interest at LIBOR plus a spread. There was no balance outstanding at December 31, 2006. Subsequent to year end, this facility was terminated by the REIT.

A $100 million master repurchase agreement, secured by owner trust certificates of securitized mortgage loans for which the REIT is depositor, bearing interest at LIBOR plus a spread. There was no balance outstanding at December 31, 2006. Subsequent to year end, this facility was terminated by the REIT.

A $50 million short term financing facility (a sub-limit of $660 million AHL warehouse credit facility) with interest at LIBOR plus 1.25%, the balance at December 31, 2006 and 2005 was $16.4 million and $15.6 million, respectively. The outstanding borrowings are collateralized by unsold portions of securitized bonds of $25.2 million and $25.2 million at December 31, 2006 and 2005, respectively. Subsequent to year end, this facility was repaid in full and terminated by AHL.

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. Prior to year end 2006 and year-to-date in 2007, several of the covenant requirements were amended and/or waived to allow Accredited to remain in compliance with all requirements at year end. We may require additional modifications or waivers to these covenants and, while we anticipate that we will be able to have the agreements amended to waive any covenant violations with our lenders, there can be no assurances that such lenders will amend the covenants to permit our contractual compliance. In the event such modifications or waivers are required and Accredited is unable to obtain them during the remainder of 2007 or thereafter, Accredited may trigger an event of default under our credit facilities, which could in turn result in cross defaults under our other facilities. The occurrence of such events would have a material and adverse impact on our ability to fund mortgage loans and continue as a going concern.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes the expected repayments relating to the securitization bond financing at December 31, 2006 and is based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

Year Ending December 31:	(in thousands)
2007	$2,736,257
2008	1,627,046
2009	915,988
2010	601,640
2011	401,741
Thereafter	998,808
Unamortized bond discount	(8,639)

Total	$7,272,841

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

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations for the years ended December 31, 2006, and 2005 and from inception (May 4, 2004) to December 31, 2004:

	2006	2005	2004
	(in thousands)
Federal income tax at statutory rate	$44,448	$59,355	$17,167
Preferred stock dividends at statutory rate	(3,492)	(3,492)	(1,279)
Common stock dividends paid deduction and other	(40,956)	(55,863)	(15,888)

Total provision	$—	$—	$—

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows at December 31:

	2006	2005
	(in thousands)
Accrued interest	$7,894	$5,115
Derivative liabilities	29,141	25,846
Other liabilities—general	17,977	—
Preferred stock dividend payable	2,495	—

Total	$57,507	$30,961

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Cash and cash equivalents—The fair value approximates the carrying amount reported in the consolidated balance sheet.

Mortgage Loans Held for Investment—Fair value is determined using AHL’s current investor commitments or, in the absence of such commitments, fair value is based upon AHL’s current investor commitments for mortgage loans of similar credit quality.

Derivative assets—The fair value of derivative assets is based upon quoted market prices.

Securitization Bond Financing—Fair value is based on interest rates that are currently available to the REIT for issuance of debt with similar terms and remaining maturities.

Derivative liabilities—The fair value of derivative liabilities is based upon quoted market prices.

Estimated fair values for these financial instruments were as follows at December 31:

	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$23,299	$23,299	$6,158	$6,158
Mortgage loans held for investment	7,432,443	7,675,377	6,350,870	6,617,607
Derivative assets, including margin account	64,665	64,665	91,193	91,193
Financial liabilities:
Securitization bond financing	7,289,209	7,273,176	6,169,886	6,178,832
Derivative liabilities	29,141	29,141	25,846	25,846

The fair value estimates are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At December 31, 2006 and December 31, 2005, there were 4,093,678 preferred shares issued and outstanding.

In March, June, September and December of 2006, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15 and December 15, which aggregated $10 million for the year ended December 31, 2006.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total mortgage loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2006, and 2005, respectively, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common shares until we are in compliance with all covenants as of the end of two successive quarters. As of December 31, 2006, we were in compliance with the covenants applicable to 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At December 31, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2006, the REIT’s current annual preferred dividend obligation totals $10.0 million.

11. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides mortgage loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the mortgage loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $35.6 million, $25.7 million and $7.2 million for the year ended December 31, 2006, December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004, respectively. Interest income under this agreement totaled $11.7 million, $4.0 million and $0.1 million for the

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2006, December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004, respectively. At December 31, 2006 and December 31, 2005, the net receivable from parent was $112.4 million and $99.6 million, respectively. (See Note 15. Subsequent Events.)

12. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information for the years ended December 31, 2006, and 2005 and from inception (May 4, 2004) to December 31, 2004:

	2006	2005	2004
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$355,904	$204,236	$31,407

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for investment to real estate owned	$53,019	$12,774	$2,688

Detail of non-cash assets and liabilities contributed from parent:
Mortgage loans, net of reserves	$2,376,980	$4,203,594	$4,445,453
Other net assets (liabilities)	(29,286)	(20,663)	18,203
Outstanding balances on warehouse credit facilities	(2,344,773)	(4,049,853)	(2,767,798)
Net securitization assets of Aames	73,882	—	—
Securitization bond financing	—	—	(1,652,400)

Net capital contributions from parent	$76,803	$133,078	$43,458

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data was derived from unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2006 and 2005. Such information has been prepared on the same basis as the audited financial statements contained elsewhere in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the financial statements and the related notes. The operating results in any quarter or partial period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31	Total year
	(in thousands, except per share amounts)
2006:
Total net revenues	$48,561	$48,301	$48,329	$17,415	$162,606
Net income	$40,752	$39,979	$39,256	$7,008	$126,995
Net income available to common stockholders	$38,257	$37,484	$36,761	$4,515	$117,017
Basic and diluted earnings per share	$382.57	$374.84	$367.61	$45.15	$1,170.17

2005:
Total net revenues	$46,861	$43,910	$54,482	$50,086	$195,339
Net income	$41,456	$37,757	$47,681	$42,692	$169,586
Net income available to common stockholders	$38,961	$35,263	$45,186	$40,198	$159,608
Basic and diluted earnings per share	$389.61	$352.63	$451.86	$401.98	$1,596.08

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. COMMITMENTS AND CONTINGENCIES

In July 2007 AHL was served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that AHLHC, AHL and the REIT engaged in a practice of discriminating against African-American and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. AHL and, if served, AHLHC and the REIT, intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but AHLHC, AHL, and the REIT do not believe it will have a material adverse effect on their business.

15. SUBSEQUENT EVENTS

On January 30, 2007 AHL and the REIT completed a securitization for $760 million in asset-backed securities. The related bonds accrue interest at One-Month LIBOR plus various spreads and mature in 2037. The proceeds were used to pay off $745.3 million in warehouse debt.

On March 16, 2007, AHL sold approximately $2.7 billion of loans funded by warehouse facilities and equity. The loans were sold at a discount to face value and included a holdback reserve of $40 million to satisfy future claims against the loans, including early payment defaults. Claims in excess of the reserve will have no recourse against AHL. The sale of the $2.7 billion in loans resulted in a pre-tax loss of $150 million to AHL in the first quarter of 2007. The sale provided AHL with approximately $134 million in cash after paying off credit facilities.

On March 15, 2007, Accredited received a notice from the staff of NASDAQ stating that Accredited was not in compliance with Marketplace Rule 4310(c)(14) because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2006 on a timely basis. Accredited requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the NASDAQ staff’s determination and to present its plan to regain compliance with NASDAQ’s filing requirements, which was held on May 3, 2007, followed by a written submission dated May 21, 2007. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007, Accredited received an additional deficiency notice from the staff of NASDAQ because it had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The additional notice stated that such failure could serve as an additional basis for the delisting of Accredited’s securities from NASDAQ.

On June 20, 2007 the NASDAQ Listing Qualifications Panel (the “Panel”) granted Accredited’s request for continued listing of its securities on The NASDAQ Global Select Market. Accredited’s continued listing is subject to certain conditions, including compliance with extended deadlines for filing with the SEC of Accredited’s Form 10-K for the fiscal year ended December 31, 2006 and of the Form 10-Q for the quarter ended March 31, 2007.

If Accredited is unable to continue to list its common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of Accredited’s common stock, and the stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of Accredited’s common stock from NASDAQ could also materially adversely affect its business, including, among other things: its ability to raise additional financing to fund its operations; its ability to attract and retain customers; and its ability to attract and retain personnel, including

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

management personnel. In addition, if Accredited is unable to list its common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

On March 30, 2007 Accredited, AHL, and the REIT entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (MIF), a lending entity managed by Farallon Capital Management, L.L.C. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by Accredited in an aggregate principal amount of $230,000,000 consisting of (i) term loan to the REIT in the principal amount of $70.0 million (the “Term A Loan”), (ii) a term loan to AHL in the principal amount of $130.0 million (the “Term B Loan”), and (iii) a term loan to the REIT in the principal amount of $30.0 million (the “Term C Loan”).

The proceeds of the Term A Loan and the Term B Loan are available to fund repurchase obligations of the REIT and AHL, to satisfy margin calls from warehouse lenders, to fund mortgage loan originations, to pay for transaction costs in connection with the transaction, for general working capital and other corporate needs and to repay specific indebtedness. The Term C Loan is solely available to repay certain specified indebtedness of the REIT. The Term A and Term B loan have an interest rate of 13% annum, whereas the Term C Loan had an interest rate of 9% per annum for the first 60 days and an interest rate of 13% per annum thereafter.

On March 30, 2007, AHL and the REIT amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (Wachovia). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and on July 5, 2007), the maximum amount AHL and the REIT are able to borrow is $1 billion.

Accredited used the proceeds obtained from the sale of loans in the first quarter of 2007 and proceeds from the Farallon term note, to repay substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, Accredited terminated many of the warehouse credit lines available to the Company and obtained waivers of certain covenants on the remaining facilities. In exchange for the waivers granted, Accredited agreed that it would not seek additional borrowings under these credit agreements. There were no amounts outstanding under these facilities at July 31, 2007.

On April 18, 2007, we received a notice from the staff of the New York Stock Exchange (“NYSE Regulation”) stating that the NYSE Regulation staff will monitor the status of our annual report on Form 10-K and related public disclosures for a six-month period beginning April 17, 2007. The notice was generated as the result of our failure to file our annual report for the year ended December 31, 2006 with the Securities and Exchange Commission (“SEC”) on a timely basis. Shares of our 9.75% Series A Perpetual Cumulative Preferred Shares (“Preferred Shares”) are traded on the NYSE. The NYSE action is being taken in accordance with Rule 802.01E of NYSE’s Listed Company Manual.

In addition, by May 31, 2007, based upon market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, Accredited voluntarily terminated its asset-backed commercial paper program and repaid all amounts outstanding.

On June 4, 2007 Accredited announced that it had entered into a definitive merger agreement with affiliates of Lone Star Fund V (U.S.), L.P. (“Lone Star”) to acquire all of Accredited’s common stock in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited’s common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. Our outstanding Preferred Shares will continue to remain outstanding.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

The acquisition of Accredited by Lone Star is subject to the satisfaction of customary conditions, including the tender of a majority of the outstanding Accredited shares on a fully-diluted basis and the receipt of certain required regulatory approvals. The tender offer was commenced on June 19, 2007. Due to the need to obtain certain regulatory approvals before the offer can be completed, the expiration date of the offer has been extended twice, and the offer is currently scheduled to expire on August 14, 2007. Lone Star is not required to extend the offer beyond December 31, 2007, or under certain circumstances, beyond March 31, 2008. The transaction is expected to close in the third quarter of 2007.

On March 1, 2007 and June 1, 2007, we declared quarterly cash dividends on our Preferred Shares at the rate of $0.609375 per share. The dividends were paid on April 2, 2007 and July 2, 2007 to preferred shareholders of record at the close of business on March 15, 2007 and June 15, 2007.