Form 10-Q
period 2007-03-31
Accredited Mortgage Loan REIT Trust
filed 2007-09-18
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of August 31, 2007 was 100,000.

(1)	See explanatory note.

This Page Intentionally Left Blank

EXPLANATORY NOTE

Accredited Mortgage Loan REIT Trust (the “REIT”) is an indirect subsidiary of Accredited Home Lenders Holding Co. (“Accredited”), a company that files annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All of the REIT’s outstanding common shares are owned by Accredited Home Lenders, Inc., a wholly-owned subsidiary of Accredited (“AHL”). As of the date of this report, the only publicly traded securities of the REIT are the REIT’s 9.75% Series A Perpetual Cumulative Preferred Shares, payments in respect of which are fully and unconditionally guaranteed by Accredited. In reliance on Rule 12h-5 under the Exchange Act, the REIT did not file reports pursuant to the Exchange Act prior to March 2006. In connection therewith and in accordance with Rule 3-10 of Regulation S-X under the Exchange Act, Accredited has been disclosing certain financial information regarding the REIT in the notes to the consolidated financial statements of Accredited contained in Accredited’s reports filed under the Exchange Act. In addition, pursuant to the terms of the REIT’s outstanding preferred shares and Accredited’s related guarantee of those securities, Accredited has also been disclosing certain additional information regarding the REIT in Accredited’s Exchange Act reports.

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

PART I

ITEM 1. Financial Statements

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$59,204	$23,299
Accrued interest receivable	44,603	52,708
Mortgage loans held for investment, net of allowance of $133,716 and $129,936, respectively	7,313,720	7,271,553
Derivative assets, including margin account	21,377	64,665
Real estate owned, net	93,843	65,854
Prepaid expenses and other assets	37,692	24,707
Receivable from parent	200,525	112,419

Total assets	$7,770,964	$7,615,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization and other financing	$7,463,544	$7,289,209
Accrued expenses and other liabilities	37,117	57,507

Total liabilities	7,500,661	7,346,716

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at March 31 2007 and December 31, 2006	4,094	4,094
Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1	1
Additional paid-in capital	397,884	398,628
Accumulated other comprehensive income (loss)	(12,983)	7,947
Accumulated deficit	(118,693)	(142,181)

Total stockholders’ equity	270,303	268,489

Total liabilities and stockholders’ equity	$7,770,964	$7,615,205

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Interest income (including $2,353 and $1,588 from parent)	$149,708	$125,719
Interest expense	(99,466)	(71,476)

Net interest income	50,242	54,243
Provision for losses on mortgage loans held for investment	(14,589)	(6,370)

Net interest income after provision	35,653	47,873
Other income	430	688

Total net revenues	36,083	48,561

OPERATING EXPENSES:
Management fee assessed by parent	9,806	7,800
Direct general and administrative expenses	294	9

Total operating expenses	10,100	7,809

Net income	25,983	40,752
Dividends on preferred stock	(2,495)	(2,495)

Net income available to common stockholders	$23,488	$38,257

Basic and diluted earnings per common share	$234.88	$382.57
Weighted average shares outstanding for basic and diluted	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,983	$40,752
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized mortgage loans	(2,583)	(967)
Amortization of deferred costs	3,091	3,365
Provision for losses on mortgage loans held for investment	14,589	6,370
Unrealized (gain) loss on derivatives	(22,931)	5,210
Adjustment into earnings for gain on derivatives from other comprehensive income	(6,354)	(6,887)
Changes in operating assets and liabilities:
Accrued interest receivable	8,105	(3,932)
Derivative assets, including margin account	50,115	(2,748)
Prepaid expenses and other assets	(18,699)	(3,112)
Accrued expense and other liabilities	(26,036)	4,351

Net cash provided by operating activities	25,280	42,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	668,528	510,805

Net cash provided by investing activities	668,528	510,805

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	753,052	995,325
Proceeds from issuance of term debt and warrants, net of fees	98,557	—
Payments on securitization bond financing	(676,657)	(529,853)
Payments on temporary credit facilities	(745,267)	(977,267)
Capital contributions from parent	3,013	8,388
Net decrease in receivable from parent	(88,106)	(37,455)
Payments of common stock dividends	—	(12,300)
Payments of preferred stock dividends	(2,495)	(2,495)

Net cash used in financing activities	(657,903)	(555,657)

Net (decrease) increase in cash and cash equivalents	35,905	(2,450)
Beginning balance cash and cash equivalents	23,299	6,158

Ending balance cash and cash equivalents	$59,204	$3,708

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

The accompanying consolidated financial statements included in this report for the REIT have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited financial statements as of and for the three months ended March 31, 2007 are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

In addition, during the first quarter of 2007, Accredited engaged financial advisors to evaluate strategic alternatives for the Company. As a result, in June 2007, Accredited entered into an agreement with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), pursuant to which Lone Star agreed to acquire all of Accredited’s outstanding common stock through a tender offer and subsequent merger. The acquisition was expected to be completed in the third quarter of 2007 and to provide Accredited with additional capital resources for future operations. However, in mid-August 2007, Lone Star stated that it would not accept the shares tendered by shareholders. Accredited has filed suit in Delaware Chancery Court seeking to enforce Lone Star’s obligations to close the tender offer and complete the merger, and a trial is scheduled to begin on September 26, 2007. If the acquisition is not consummated or if Accredited is unable to obtain adequate capital resources to fund future operations, Accredited’s financial and operational viability becomes increasingly uncertain. Whether the acquisition will ultimately be completed is not presently determinable. The accompanying consolidated financial statements do not include any adjustments related to the effects of this uncertainty.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

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

Mortgage loans held for investment include mortgage loans that the REIT has securitized in structures that are accounted for as financings for accounting purposes as well as mortgage loans held for a scheduled securitization. During the three months ended March 31, 2007 and 2006, the REIT completed securitizations of mortgage loans totaling $0.8 billion and $1.0 billion, respectively.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

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

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on loans held for investment. The REIT does not accrue interest on loans that are more than 90 days delinquent.

Income Taxes

The REIT has elected to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of mortgage loans generally results when property collateralizing a mortgage loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the mortgage loan. Real estate acquired through foreclosure is initially recorded at its estimated fair value less costs to dispose and is carried at the lower of cost or estimated fair value less costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs are recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Comprehensive income is determined as follows for the three months ended March 31:

	2007	2006
	(in thousands)
Net income	$25,983	$40,752
Net unrealized gains (losses) on cash flow hedges	(14,576)	24,746
Reclassification adjustment into earnings for realized gain on derivatives	(6,354)	(6,887)

Total comprehensive income	$5,053	$58,611

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At March 31, 2007, 18% and 15% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2006, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at March 31, 2007 and December 31, 2006.

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

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Mortgage loans held for investment	$7,484,782	$7,432,443
Basis adjustment for fair value hedge accounting	(10,415)	(10,971)
Net deferred origination fees	(26,931)	(19,983)
Allowance for loan losses	(133,716)	(129,936)

Loans held for investment, net	$7,313,720	$7,271,553

Allowance for losses—Activity in the allowance was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Charge offs, net	Balance at End of Period
	(in thousands)
Three Months Ended March 31,
2007:
Mortgage loans held for investment	$129,936	$4,676	$534	$(1,430)	$133,716
Real estate owned	22,783	—	14,055	(2,742)	34,096

Total	$152,719	$4,676	$14,589	$(4,172)	$167,812

2006:
Mortgage loans held for investment	$98,399	$8,431	$1,774	$(229)	$108,375
Real estate owned	6,996	—	4,596	(1,906)	9,686

Total	$105,395	$8,431	$6,370	$(2,135)	$118,061

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table summarizes delinquency amounts for mortgage loans and real estate owned before valuation allowance:

	At March 31, 2007		At December 31, 2006
	Total Principal Amount (1)	Delinquent Principal Over 90 Days	Total Principal Amount (1)	Delinquent Principal Over 90 Days
	(in thousands)
Mortgage loans held for investment	$7,518,075	$315,320	$7,466,508	$271,375
Real estate owned	127,939	127,939	88,637	88,637

Total	$7,646,014	$443,259	$7,555,145	$360,012

(1)	Loans acquired from Aames were recorded at fair value at purchase. The unpaid principal balances do not include these fair value adjustments.

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

AHL uses fair value accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for sale prior to being contributed to the REIT, and accordingly the basis of loans held for investment held by the REIT includes the fair value basis adjustment. Fair value adjustments to mortgage loan carrying amounts are detailed in Note 3.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS No. 133. A total of $3.4 million in net effective gains before taxes, included in other comprehensive income at March 31, 2007, is expected to be recognized in earnings during the next twelve months.

	Three Months Ended March 31,
	2007	2006
Hedge ineffectiveness recorded in earnings, included as a component of interest expense in the consolidated statements of operations as of March 31:	$5,277	$522
Effective unrealized gains, net of effective unrealized losses, recorded in other comprehensive income, reported as a component of stockholders’ equity as of March 31:	$(14,576)	$24,746

The following table presents the fair value of the Company’s derivative instruments, including margin account balances at:

	March 31, 2007		December 31, 2006
	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Eurodollar futures	$—	$—	$3,758,974	$4,970
Options on Eurodollar futures	—	—	630,342	2,803
Interest rate swaps	5,267,221	9,859	1,951,392	(665)
Interest rate caps	1,113,044	1,586	880,717	7

	$6,380,265	11,445	$7,221,425	7,115
Margin account balances	N/A	684	N/A	28,408

Total		$12,129		$35,523

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The fair value of derivative liabilities of $9.2 million and $29.1 million at March 31, 2007 and December 31, 2006, respectively, which are included in accrued expenses and other liabilities have been netted against the fair value of derivative assets shown in the table above. Notional swap amounts are not shown for securitizations in which we reverse the position of the swap embedded in the securitization trust; for these transactions the economic notional hedge amount and the net fair value of the derivatives is zero.

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations for the three months ended March 31, 2007 and 2006 was as follows:

	Interest Income	Interest Expense	Total
	(in thousands)
Three Months Ended March 31,
2007:
Net unrealized gain	$1,822	$21,109	$22,931
Net realized loss	—	(9,559)	(9,559)

Total	$1,822	$11,550	$13,372

2006:
Net unrealized gain (loss)	$673	$(5,883)	$(5,210)
Net realized gain	—	13,278	13,278

Total	$673	$7,395	$8,068

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

At March 31, 2007 there were no balances outstanding under these facilities.

6. SECURITIZATION AND OTHER FINANCING

Securitization bond financing consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Securitized Bond Financing	$7,376,711	$7,281,480
Other borrowings	100,004	16,368

	7,476,715	7,297,848
Unamortized bond discounts	(13,171)	(8,639)

Total financing, net	$7,463,544	$7,289,209

Securitized Bond Financing:

At March 31, 2007 securitized bond financing includes securitized bonds bearing interest at fixed rates (ranging from 2.90% to 5.68%) and at variable rated indexed to one-month LIBOR plus a spread (ranging from .04% to 2.75%) maturing through 2037. The bonds are collateralized by mortgage loans held for investment with an aggregate principal balance

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

outstanding of $7.5 billion at March 31, 2007 and at December 31, 2006. Unamortized debt issuance costs included in prepaid expenses and other assets were $24.4 million and $23.1 million at March 31, 2007 and December 31, 2006, respectively.

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

Other Borrowings:

On March 30, 2007, Accredited and certain of its subsidiaries entered into a secured five year term Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by Accredited in an aggregate principal amount of $230,000,000 ($130 million with AHL and $100 million with the REIT). In conjunction with the Loan Agreement, Accredited (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of Accredited at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of Accredited, certain registration rights with respect to its equity securities in the Company and Board of Directors observer rights. The loans may be prepaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount prepaid. At March 31, 2007 the balance outstanding in the REIT under this agreement was $94.4 million which is net of the discount representing the fair value of the warrants at the time of issuance of $5.6 million. The value of the warrants is included in accrued expenses and other liabilities since Accredited may be required under certain circumstances to purchase the warrants from the holders pursuant to put rights. The warrants will be adjusted to estimated fair value at each reporting period.

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. From January to September 2007, several of the covenant requirements were amended or waived to allow Accredited to remain in compliance with all requirements. We anticipate requiring additional amendments to or waivers of these covenants during 2007, and there can be no assurance the lenders will so agree. In the event such amendments or waivers are required and Accredited is unable to obtain them, it could have a material and adverse impact on our ability to fund mortgage loans and continue as a going concern.

The following table summarizes the expected repayments relating to the securitization and other financing at March 31, 2007 and the securitized bonds are based on anticipated receipts of principal and interest on underlying mortgage loan collateral:

(in thousands)
Nine months ending December 31, 2007	$3,975,358
Year ending December 31:
2008	1,170,377
2009	761,320
2010	474,996
2011	311,662
2012	308,639
Thereafter	474,363

Total	$7,476,715

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

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

The REIT adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As part of the implementation of FIN 48, the REIT evaluated its tax positions to identify and recognize any liabilities related to unrecognized tax benefits resulting from those positions that meet the provisions of FIN 48. As a result of this evaluation, the REIT determined that it did not have material liabilities.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended March 31,2007	Three Months Ended March 31, 2006
	(in thousands)
Federal income tax at statutory rate	$9,094	$14,263
Preferred stock dividends at statutory rate	(873)	(873)
Common stock dividends paid deduction and other	(8,221)	(13,390)

Total provision	$—	$—

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows at December 31:

	March 31, 2007	December 31, 2006
	(in thousands)
Accrued interest	$7,894	$7,894
Derivative liabilities	9,247	29,141
Other liabilities—general	17,481	17,977
Preferred stock dividend payable	2,495	2,495

Total	$37,117	$57,507

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At March 31, 2007 and December 31, 2006, there were 4,093,678 preferred shares issued and outstanding.

On March 1, 2007, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, which aggregated $2.5 million for the three months ended March 31, 2007.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2006, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of March 31, 2007, the REIT was in compliance with the covenants applicable to date in 2007.

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

10. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $9.8 million and $7.8 million for the three months ended March 31, 2007 and 2006, respectively. Interest income under this agreement totaled $2.4 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, the net receivable from parent was $200.5 million and $112.4 million, respectively. The net receivable from parent results from advances of excess cash holdings by the REIT to AHL. We expect the net receivable will be reduced at the time the REIT pays common stock dividends to AHL. Pursuant to the right of offset under the agreement between the parties, the net receivable will accrue interest at an annual rate equal to the six-month LIBOR plus 1.0%.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$108,693	$61,147

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$39,302	$6,725

Detail of assets and liabilities contributed from parent:
Cash contributions	$—	$8,388
Mortgage loans, net of reserves	752,013	986,931
Other net liabilities	(10,504)	(8,730)
Outstanding balances on warehouse credit facilities	(745,267)	(977,995)

	$(3,758)	$8,594

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES

In September 2007, we were named as a defendant under the consolidated, amended complaint in Atlas v. Accredited Home Lenders Holding Co., et al., a class action pending in the United States District Court for the Southern District of California. The suit alleges violations of federal securities laws and originally named as defendants AHLHC and certain members of its senior management. Pursuant to the Private Securities Litigation Reform Act, five similar class actions were consolidated with the Atlas matter, and a lead plaintiff was selected. The consolidated, amended complaint was filed on August 24, 2007, and added as defendants the REIT and certain directors of AHLHC. However, as of September 17, 2007, we had not been served with the complaint. If we are served with the complaint, we intend to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable, but we do not believe it will have a material adverse effect on our business.

In July 2007, we, AHL and AHLHC were served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that we, AHL and AHLHC engaged in a practice of discriminating against African-American and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. We, AHL and AHLHC intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe it will have a material adverse effect on our business.

13. SUBSEQUENT EVENTS

On March 15, 2007, Accredited received a notice from the staff of NASDAQ stating that Accredited common stock may be subject to delisting because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2006 on a timely basis. Accredited requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the NASDAQ staff’s determination and to present its plan to regain compliance with NASDAQ’s filing requirements, which was held on May 3, 2007, followed by a written submission dated May 21, 2007. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007 and on August 14, 2007, Accredited received additional deficiency notices from the staff of NASDAQ stating that the failure to timely file with the SEC its Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, respectively could serve as an additional basis for the delisting of Accredited’s securities from NASDAQ.

On July 23, 2007 the Panel determined to continue listing Accredited’s common stock provided that Accredited filed with the SEC its 10-K by September 12, 2007 and its 10-Q for the first quarter of 2007 by September 18, 2007. The 10-K was filed with the SEC on August 2, 2007. The Panel has not yet responded to Accredited’s August 17, 2007 request for additional time to file its 10-Q for the second quarter of 2007, but Accredited anticipates the Panel will not require such 10-Q to be filed before the September 18, 2007 deadline for the first quarter 10-Q.

If Accredited is unable to continue to list its common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of Accredited’s common stock, and the stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of Accredited’s common stock from NASDAQ could also materially adversely affect its business, including, among other things: its ability to raise additional financing to fund its operations; its ability to attract and retain customers; and its ability to attract and retain personnel, including management personnel. In addition, if Accredited is unable to list its common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in Accredited common stock because of their internal rules and protocols.

In addition, by May 31, 2007, based upon market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, Accredited voluntarily terminated its asset-backed commercial paper program and repaid all amounts outstanding.

On June 4, 2007 Accredited entered into a definitive merger agreement with affiliates of Lone Star Fund V (U.S.), L.P. (“Lone Star”) to acquire all of Accredited’s common stock in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited’s common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. Our outstanding Preferred Shares would be expected to remain outstanding following the consummation of the acquisition.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The merger agreement sets forth customary conditions to the closing of the tender offer, including the tender of a majority of the outstanding Accredited shares and the receipt of certain required regulatory approvals. Accredited believed that all conditions to the closing of the tender offer were satisfied at the offer’s scheduled expiration at midnight, New York City time, on August 14, 2007. However, on August 10, 2007, Lone Star alleged in a filing made with the SEC that, in light of the drastic deterioration in the financial and operational condition of the Company, among other things, Lone Star believed the Company would fail to satisfy the conditions to the closing of the tender offer and, accordingly, that Lone Star did not expect to be accepting shares tendered as of the scheduled expiration of the tender offer. On August 11, 2007, Accredited filed a lawsuit against Lone Star in the Delaware Court of Chancery seeking specific performance of Lone Star’s obligations to close the tender offer and complete the merger. A trial in the lawsuit is scheduled to begin on September 26, 2007

In June and September 2007, we declared quarterly cash dividends on our Preferred Shares at the rate of $0.609375 per share. The second quarter dividend was paid on July 2, 2007 to preferred shareholders of record at the close of business on June 15, 2007. The third quarter dividend is scheduled to be paid on October 1, 2007 to preferred shareholders of record at the close of business on September 14, 2007.

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

Our intention is to hold all securitized loans and related securitization bond financing activities of AHL. We acquire mortgage assets and assume related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. We are, therefore, economically and operationally dependent on AHL, and, as such, our results of operations or financial condition may not be indicative of the conditions that would have existed for our results of operations or financial condition if we had operated as an unaffiliated entity.

The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we will generally not be subject to federal or state income tax to the extent that distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

Our operations generate revenues from interest income over the life of the loans that we have securitized in structures that require financing treatment for accounting purposes. This interest income is partially offset by (1) the interest expense we pay on the bonds that we issue to repay warehouse debt incurred to fund these loans, (2) the fees and expenses of securitization participants, such as the servicer and the trustees and (3) the provision for losses on the loans. The provision for loan losses is generally determined as the amount sufficient to maintain credit loss reserves at a level considered by us to be adequate to cover probable losses in the securitized loan portfolio.

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

We expect our mortgage loan portfolio to change based on the trend of receiving capital contributions of assets and liabilities from AHL for our periodic securitizations. To the extent that the contributions of mortgage loans for securitizations by AHL are greater than the rate of payments received on existing securitized mortgage loans, we would expect our total mortgage loan portfolio to grow. On the other hand, if the rate of payments received on existing securitized mortgage loans exceeds the contributions of mortgage loans for securitizations by AHL, we would expect our total mortgage loan portfolio to contract.

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

Lone Star acquisition of Accredited

On June 4, 2007 Accredited entered into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”) pursuant to which Lone Star agreed to acquire all of the common stock of Accredited in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. We anticipate the outstanding 9.75% Series A Perpetual Cumulative Preferred Shares, par value $1.00 per share (the “Series A Preferred”), of Accredited Mortgage Loan REIT Trust (NYSE:AHH-PA) will continue to remain outstanding.

On August 10, 2007, Lone Star stated in a filing made with the SEC that, in light of the drastic deterioration in the financial and operational condition of Accredited, among other things, Lone Star believed Accredited would fail to satisfy the conditions to the closing of the tender offer and, accordingly, that Lone Star did not expect to be accepting shares tendered as of the scheduled expiration of the tender offer at midnight, New York City time, on August 14, 2007.

On August 11, 2007, Accredited filed a lawsuit against Lone Star in the Delaware Court of Chancery seeking specific performance of Lone Star’s obligations to close the tender offer and complete the merger. A trial in the lawsuit is scheduled to begin on September 26, 2007.

Recent Developments

Strategic Restructurings

In response to the ongoing turmoil in the non-prime mortgage industry, beginning in September 2007, Accredited restructured its operations by closing its retail lending operations, substantially reducing its wholesale lending operations, laying off approximately 60% of its workforce and substantially suspending U.S. mortgage loan originations. Accredited does not intend to resume non-prime mortgage loan originations unless and until the return of market conditions under which non-prime mortgage loans can be originated and sold or securitized at a profit. Accredited intends to continue and enhance its mortgage loan servicing operations, and also intends to continue its Canadian mortgage origination operations, as long as financing and an acceptable secondary market remain available for the Canadian operations. The survival of the downsized operations will be primarily dependent upon income derived from Accredited’s servicing operations, the residual interests in previously securitized loans (most of which are held in the REIT) and its Canadian mortgage loan originations. There can be no assurance that these sources of income will be sufficient to fund the downsized operations pending the return of market conditions under which mortgage loans can be originated and sold or securitized at a profit.

Funding and Liquidity Transactions

In February and March 2007, in response to the adverse operating environment and declining whole loan sale prices, AHL’s warehouse line creditors reduced their valuations of the mortgage loan collateral securing their warehouse financing to AHL and placed significant margin calls on AHL to post additional cash to cover the decrease. To alleviate the pressures from these margin calls, on March 16, 2007, AHL sold $2.7 billion of loans held for sale at a substantial discount. This sale resulted in a pre-tax loss of $150 million in the first quarter of 2007, but provided AHL with approximately $134 million in cash after paying off credit providers. Management believes the sale of its loans at a discount was necessary to provide additional liquidity to AHL.

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

Also on March 30, 2007, AHL and the REIT amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (Wachovia). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on July 5, 2007), the maximum amount AHL and the REIT are able to borrow is $1 billion.

On September 4, 2007, the Company entered into an amendment to the Master Repurchase Agreement with Wachovia and on September 5, 2007 entered in an amendment to the Amended and Restated Master Repurchase Agreement with CSFB, effective on and after July 31, 2007. Pursuant to these amendments, the parties modified the definition of “Adjusted Tangible Net Worth” to include the amount of the Company’s pool trust preferred securities. In addition, the CSFB amendment contains an additional sublimit for performing aged warehouse loans.

AHL used the proceeds obtained from the sale of loans in the first quarter of 2007 and proceeds from the Farallon term notes, to repay substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, AHL terminated many of the warehouse credit lines and obtained waivers or amendments with respect to certain covenants on the remaining facilities. In exchange for the waivers granted, AHL agreed that it would not seek additional borrowings under these credit agreements. As of August 31, 2007, those non-funding facilities had also been terminated.

In May 2007, due to market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, AHL terminated its $2.5 billion asset-backed commercial paper facility and repaid the related short-term liquidity notes and subordinated notes.

During the quarter ended June 30, 2007, AHL sold over $1 billion of mortgage loans in whole loan sale transactions at a premium above par.

On August 17, 2007, AHL entered into an agreement to trade $1 billion of loans to be settled in a series of transactions over a 60-day period with a single investor at an advance rate comparable to the advance rates they were receiving from their warehouse lenders at the time. Under the agreement, AHL has the ability but not the obligation, to repurchase all of the loans at a premium to the advance rate. If the loans are not repurchased by AHL by mid-November 2007, their right to repurchase the loans expires and the investor will keep the loans with limited recourse to AHL. The transaction neither produced nor used any significant liquidity at time of funding. The transaction will reduce the Company’s exposure to margin calls on these loans since the agreement does not permit the investor to decrease the advance rate during the 90-day repurchase period.

This Quarterly Report on Form 10-Q has not been filed on a timely basis

Our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2006 and this Quarterly Report on Form 10-Q were not filed with the Securities and Exchange Commission (“SEC”) on a timely basis, and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 is delinquent. These delinquencies have had adverse consequences to us, and may continue to have certain adverse consequences even after they have been filed, including, for example, making us ineligible to register our securities for sale with the SEC using a short-form registration.

NYSE Monitoring Notification

On April 18, 2007, we received a notice from the staff of the New York Stock Exchange (“NYSE Regulation”) stating that the NYSE Regulation staff will monitor the status of our 10-K and related public disclosures for a six-month period beginning April 17, 2007. The notice was generated as the result of our failure to file our annual report for the year ended December 31, 2006 with the SEC on a timely basis. We filed our 10-K with the SEC on August 2, 2007. Shares of our 9.75% Series A Perpetual Cumulative Preferred Shares (“Preferred Shares”) are traded on the NYSE. The NYSE action is being taken in accordance with Rule 802.01E of NYSE’s Listed Company Manual.

NASDAQ Delisting Notification

On March 15, 2007, Accredited received a notice from the staff of NASDAQ stating that Accredited common stock may be subject to delisting because it had not filed its 10-K for the year ended December 31, 2006 on a timely basis. Accredited requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the NASDAQ staff’s determination and to present its plan to regain compliance with NASDAQ’s filing requirements, which was held on May 3, 2007, followed by a written submission dated May 21, 2007. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007 and on August 14, 2007, Accredited received additional deficiency notices from the staff of NASDAQ stating that the failure to timely file with the SEC its 10-Q for the quarters ended March 31, 2007 and June 30, 2007, respectively could serve as an additional basis for the delisting of Accredited’s securities from NASDAQ.

On July 23, 2007 the Panel determined to continue listing Accredited’s common stock provided that they filed with the SEC their 10-K by September 12, 2007 and their 10-Q for the first quarter of 2007 by September 18, 2007. The 10-K was filed with the SEC on August 2, 2007. The Panel has not yet responded to Accredited’s August 17, 2007 request for additional time to file our 10-Q for the second quarter of 2007, but anticipate the Panel will not require such 10-Q to be filed before the September 18, 2007 deadline for the first quarter 10-Q.

If Accredited is unable to continue to list its common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of Accredited’s common stock, and the stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of Accredited’s common stock from NASDAQ could also materially adversely affect its business, including, among other things: its ability to raise additional financing to fund its operations; its ability to attract and retain customers; and its ability to attract and retain personnel, including management personnel. In addition, if Accredited is unable to list its common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in Accredited common stock because of their internal rules and protocols.

Class Action Lawsuits

In 2007, several class action lawsuits were filed against Accredited and certain of its officers and directors. Certain of the lawsuits generally allege that, between November 1, 2005 and March 12, 2007, Accredited issued materially false and misleading statements regarding their business and financial results causing Accredited stock to trade at artificially inflated prices. Other complaints allege breaches of fiduciary duty by Accredited and members of its Board of Directors in connection with Accredited’s entry into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. Accredited believes that the lawsuits have no merit and intends to vigorously defend the cases.

Securitized $760 million of non-prime loans

On January 30, 2007 the REIT completed a securitization for $760 million in asset-backed securities. The related bonds accrue interest at one-month LIBOR plus various spread and mature in 2037.

Paid first and second quarter dividends, and declared third quarter dividend on the REIT Series A Preferred Stock

The Pricing Committee of the Board of Trustees of the REIT authorized, and the REIT declared in March, June and September of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The first and second quarter dividends were paid on April 2 and July 2, 2007, respectively, to preferred shareholders of record at the close of business on March 15, 2007 and June 15, 2007, respectively. The third quarter dividend is scheduled to be paid on October 1, 2007 to preferred shareholders of record at the close of business on September 14, 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows for the three months ended March 31:

	2007	2006	Change	% Change
	(dollars in thousands)
Interest income	$149,708	$125,719	$23,989	19.1%
Interest expense	(99,466)	(71,476)	(27,990)	39.2%

Net interest income	50,242	54,243	(4,001)	(7.4)%
Provision for losses	(14,589)	(6,370)	(8,219)	129.0%

Net interest income after provision	35,653	47,873	(12,220)	(25.5)%
Other income	430	688	(258)	(37.5)%

Total net revenues	$36,083	$48,561	$(12,478)	(25.7)%

Average inventory of mortgage loans held for investment	$7,904,870	$6,473,292	$1,431,578	22.1%
Annualized interest income as a percentage of average inventory of mortgage loans held for investment	7.58%	7.77%

(1)	Interest income includes prepayment penalty income and gains and losses from certain hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income and Expense

Interest income increased $23.1 million or 20.4%, from $113.0 million for the three months ended March 31, 2006 to $136.1 million for the same period in 2007. This increase was primarily the result of a $1.4 billion or 22.1% increase in the average portfolio (including $1.2 billion from Aames) from $6.5 billion in 2006 to $7.9 billion in 2007 and a slight decrease in the yield rate on the loans, from 6.98% in 2006 to 6.89% in 2007. Prepayment penalty fees received and other income was $13.6 million for the three months ended March 31, 2007 and was consistent with the $12.7 million recorded for the same period in 2006. The $1.4 billion increase in the average portfolio of loans held for investment was caused by the addition of $2.2 billion in securitized loans during the twelve months ended March 31, 2007 and the $1.2 billion in securitized loans acquired from Aames held during the first quarter of 2007, less normal portfolio run-off due to principal repayments.

Interest expense increased $32.9 million or 43.4% from $75.7 million for the three months ended March 31, 2006 to $108.6 million for the same period in 2007. This increase in interest expense was the result of (1) a $1.3 billion or 21.0% increase in our securitized bond financing (including $1.2 billion from Aames), from $6.4 billion in 2006 to $7.8 billion in 2007, (2) an 87 basis point increase in our cost of funds rate, from 4.71% in 2006 to 5.58% in 2007 and (3) a 21 basis point ($4.9 million) increase in hedging gains (that served to lower the effective cost of funds rate). The 87 basis point increase in our cost of funds rate was caused by the increase in the average One Month LIBOR rate from 4.61% in the first quarter of 2006 to 5.32% in the first quarter of 2007. The $1.3 billion increase in the average securitized bond financing was the result of the addition of $2.2 billion in securitized bonds during the twelve months ended March 31, 2007 and the $1.2 billion in securitized bonds acquired from Aames and held during the first quarter of 2007, less normal bond amortization.

The resulting interest spread on our mortgage loans held for investment portfolio declined $4.0 million from $54.2 million for the three months ended March 31, 2006 to $50.2 million for the same period in 2007. Although the average portfolio grew by $1.4 billion, the interest yield (including prepayment penalty fees) declined by 19 basis points and the cost of funds (including hedging gains) increased by 66 basis points causing the net interest spread to contract by 81 basis points, from 3.32% in 2006 to 2.47% in 2007.

The components of our net interest margin were as follows for the three months ended March 31:

	2007			2006
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Mortgage loans held for investment:
Interest income	$136,120	$7,904,870	6.89%	$113,010	$6,473,292	6.98%
Prepayment penalty and other income	13,588		0.69	12,710		0.79
Interest expense	(108,621)	7,783,185	(5.58)	(75,728)	6,433,381	(4.71)
Hedging gains and bond issue cost amortization	9,155		0.47	4,251		0.26

Spread	50,242		2.47	54,243		3.32

Net interest margin	$50,242	$7,904,870	2.54%	$54,243	$6,473,292	3.35%

Provision and Reserves for Losses

The provision for losses and related reserves were comprised of the following:

	2007	2006	Change	% Change
	(dollars in thousands)
Provision for losses for the three months ended March 31:
Mortgage loans held for investment (1)	$534	$1,774	$(1,240)	(69.9)%
Real estate owned	14,055	4,596	9,459	205.8%

Total provision for losses	$14,589	$6,370	$8,219	129.0%

	March 31, 2007	December 31, 2006	Change	% Change
	(dollars in thousands)
Reserves for losses at period end:
Mortgage loans held for investment (1)(2)	$133,716	$129,936	$3,780	2.9%
Real estate owned (3)	34,096	22,783	11,313	49.7%

Total reserves for losses	$167,812	$152,719	$15,093	9.9%

Principal balance at period end:
Mortgage loans held for investment (1)	$6,411,927	$6,268,944	$142,983	2.3%

Reserve balance as a percentage of mortgage loans held for investment (4)	2.09%	2.07%

(1)	The provision for losses on mortgage loans held for investment in 2007 excludes the provision for losses on Aames mortgage loans due to the effect of purchase accounting. The reserve for losses on mortgage loans held for investment and principal balance of mortgage loans held for investment at March 31, 2007 also exclude any Aames related balances for consistency in presentation within this table.

(2)	Reserves for losses on mortgage loans held for investment are included in mortgage loans held for investment on the balance sheets.
(3)	Reserves for losses on real estate owned are included in real estate owned on the balance sheets.
(4)	The reserve balance percentages for mortgage loans held for investment are calculated by dividing the reserve for losses on mortgage loans held for investment by the principal balance of mortgage loans held for investment.

We make provisions for losses on our portfolio of mortgage loans held for investment based upon our estimate of expected losses resulting from loans in various stages of delinquency, calculated using assumptions of loss frequency and loss severity. The provision for losses reflects additions to loss reserves after the mortgage loans and related reserves are contributed from AHL to the REIT.

The total provision for losses increased $8.2 million, from $6.4 million for the three months ended March 31, 2006 to $14.6 million for the same period in 2007. This increase was driven by a $103.7 million increase in real estate owned assets from $24.2 million at March 31, 2006 to $127.9 million at March 31, 2007.

The key ratio of loss reserves on mortgage loans held for investment to principal balance outstanding on mortgage loans held for investment remained stable at 2.09% at March 31, 2007 compared to 2.07% at December 31, 2006.

Management Fee Assessed by Parent Company

The management fee assessed by the parent, AHL, for servicing and general and administrative services totaled $9.8 million for the three months ended March 31, 2007 compared to $7.8 million for the three months ended March 31, 2006, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL.

Direct General and Administrative Expense

Direct general and administrative expenses totaled $294,000 for the three months ended March 31, 2007 and $9,000 for the three months ended March 31, 2006 and represent audit, legal and trustee fees incurred directly by the REIT.

Income taxes

There is no provision for income taxes for the three months ended March 31, 2007 or for the three months ended March 31, 2006, as we expect to dividend all of our 2007 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2007. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate.

Liquidity and Capital Resources

Parent Contributions

During the three months ended March 31, 2007, AHL contributed to the REIT mortgage loans, net of reserves, of $752.0 million, and other net liabilities of $10.5 million, and reduced by contributions of aggregate outstanding credit facility balances of $745.3 million. AHL may from time-to-time in the future contribute additional capital or other net assets to us.

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

Preferred Stock

The Pricing Committee of the Board of Trustees of the REIT authorized, and the REIT declared in March, June and September of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The first and second quarter dividends were paid on April 2 and July 2, 2007, respectively, to preferred shareholders of record at the close of business on March 15, 2007 and June 15, 2007, respectively. The third quarter dividend is scheduled to be paid on October 1, 2007 to preferred shareholders of record at the close of business on September 14, 2007.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2006, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of March 31, 2007, we were in compliance with the covenants applicable to date in 2007.

Securitizations

In March 2007, we completed a securitization containing $760.0 million of first and second priority residential mortgage loans through the REIT. The securitization utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from this securitization primarily to repay warehouse financing for the mortgage loans.

Summary of Cash Activity

Cash provided by operating activities of $25.3 million, cash provided by principal payments received on mortgage loans held for investment of $668.5 million, cash capital contributions from AHL of $3.0 million and net proceeds from the issuance of securitized bond financing of $753.0 million during the three months ended March 31, 2007 were used primarily to pay off outstanding credit facility balances contributed by AHL of $745.3 million, to fund payments on the securitization bond financing of $676.7 million and to pay dividends on our preferred stock of $2.5 million.

Credit Facilities

Accredited repaid outstanding borrowings in the amount of $16 million related to unsold portions of securitized bonds and the facility was repaid and terminated. Additionally, the REIT terminated two $100 million Master Repurchase Agreements secured by owner trust certificates of securitized mortgage loans for which the REIT was depositor.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of March 31, 2007:

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

Contractual Obligations

The following table summarizes our contractual obligations, excluding future interest, at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Other Borrowings	$100,004	$—	$—	$100,004	$—
Securitization bond financing(1)	7,376,711	3,975,360	1,931,697	786,658	682,996

Total	$7,476,715	$3,975,360	$1,931,697	$886,662	$682,996

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral. The securitization bond financing represents obligations of the respective trusts that issue the notes. The mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of March 31, 2007, we did not have any off-balance sheet financing arrangements.

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

Provisions for Losses

We provide market valuation adjustments on certain nonperforming mortgage loans. These adjustments are based upon our estimate of expected losses, calculated using loss frequency and loss severity rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. Specifically, we take into account two methods. The purpose of the dual methodology is to incorporate a hybrid approach so that we are taking into account a long-term view of losses which is flexible enough to readily adapt the loss reserve model to changes in the short and medium term. The following methods are applied at the securitization pool level. At March 31, 2007 we had 16 securitized pools to which this methodology was applied.

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

Historically, we have acquired mortgage assets and assumed related funding obligations from AHL, who also provides operating facilities, administration and servicing for us. Accordingly, we are economically and operationally dependent on AHL and Accredited, and, as such, our results of operations and financial condition may be negatively impacted by adverse market conditions affecting Accredited and AHL.

Accredited and AHL operate in the highly volatile non-prime mortgage sector. Subsequent to December 31, 2006, the non-prime mortgage sector has been characterized by turmoil and deteriorating conditions including the withdrawal of credit by warehouse credit lenders, bankruptcy of multiple industry participants, tightening of underwriting standards, increased mortgage delinquencies and defaults by borrowers, reduced origination of non-prime mortgages, downgrades by credit rating agencies, and reduction in personnel, among others. In response to these challenging conditions and to preserve liquidity, during the first half of 2007, AHL completed on March 16, 2007 the sale of substantially all of its mortgage loans then held for sale totaling approximately $2.7 billion, borrowed $230 million under a five-year term note facility, restructured or terminated many credit facilities, terminated its asset-backed commercial paper program, acquired new warehouse credit facilities, downsized operations and executed significant reductions in personnel.

In addition, during the first half of 2007, Accredited engaged financial and legal advisors to evaluate strategic options to enhance liquidity, including raising additional capital. On June 4, 2007, Accredited entered into a merger agreement with affiliates of Lone Star Fund V (U.S.), L.P. (“Lone Star”) pursuant to which Lone Star agreed to acquire all of the common stock of Accredited in an all-cash transaction.

The merger agreement sets forth customary conditions to the closing of the tender offer, including the tender of a majority of the outstanding Accredited shares and the receipt of certain required regulatory approvals. Accredited believed that all conditions to the closing of the tender offer were satisfied at the offer’s scheduled expiration at midnight, New York City time, on August 14, 2007. However, on August 10, 2007, Lone Star alleged in a filing made with the SEC that, in light of the drastic deterioration in the financial and operational condition of Accredited, among other things, Lone Star believed Accredited would fail to satisfy the conditions to the closing of the tender offer and, accordingly, that Lone Star did not expect to be accepting shares tendered as of the scheduled expiration of the tender offer. On August 11, 2007, Accredited filed a lawsuit against Lone Star in the Delaware Court of Chancery seeking specific performance of Lone Star’s obligations to close the tender offer and complete the merger. A trial in the lawsuit is scheduled to begin on September 26, 2007.

As conditions in the non-prime mortgage industry continued to deteriorate in the third quarter of 2007, Accredited traded, on August 17, 2007, approximately $1 billion of loans at an advance rate comparable to the advance rates Accredited was then receiving from warehouse lenders. The initial settlement of approximately $500 million closed on August 17, 2007, with the remaining loans scheduled to trade every other week as borrowers make their first payments due under the subject loans. Under the agreement, Accredited has the ability but not the obligation, in its sole discretion, to repurchase all of the loans traded through mid-November 2007 at a premium to the advance rate.

In addition, beginning in September 2007, Accredited restructured its operations by closing all retail lending operations, significantly reducing its wholesale lending operations, and substantially suspending all U.S. mortgage loan originations unless and until the return of market conditions under which non-prime mortgage loans can again be originated and sold or securitized at a profit.

If the merger agreement is not consummated or if Accredited is unable to obtain adequate capital resources to fund future operations in the event of prolonged non-prime mortgage sector volatility and deterioration, Accredited’s financial and operational viability becomes increasingly uncertain. The ultimate outcome of the merger is not presently determinable. The accompanying financial statements do not include any adjustments related to the effects of this uncertainty.

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

We have not timely filed our Quarterly Reports on Form 10-Q for the first and second quarters of 2007. If we do not file such reports within the timeframes allowed by the New York Stock Exchange (“NYSE”), our 9.75% Series A Perpetual Cumulative Preferred Shares (“Preferred Shares”) may be delisted from the NYSE. In addition, we may fail to meet other listing standards of the NYSE, including minimum market capitalization requirements, which could also result in our Preferred Shares being delisted from the NYSE.

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

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type mortgage loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of March 31, 2007, 18% and 15% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

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

Our sole source of mortgage loans has been contributions from AHL, our parent. As noted above, AHL has substantially suspended U.S. lending operations, and it is uncertain when or if AHL will resume lending operations at a level which will generate the volume of mortgage loans necessary to cost-effectively execute further securitizations. Even if AHL does generate a sufficient volume of mortgage loans, AHL may not contribute loans to us for securitization because other conditions prerequisite to the execution of securitizations may not be available on cost-effective terms. The ratings agencies have increased the levels of credit enhancement required for securitizations of non-prime loans, and AHL’s ratings as a servicer of mortgage loans have been downgraded and may be downgraded further, both of which factors will make it more difficult for us and AHL to execute further securitizations of non-prime mortgage loans. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act; in order to satisfy the requirements for exemptive relief from regulation under the Investment Company Act, we may be subject to restrictions on our operations, including our ability to acquire certain types of mortgage assets. If we are unable to obtain additional mortgage assets from AHL or otherwise, our existing assets may not generate sufficient funds to pay the dividend on our Series A Preferred Shares.

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

At March 31, 2007, the guarantee would have been effectively subordinated to approximately $7.4 billion of indebtedness, including securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

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

The covenants and restrictions that may interfere with our ability to obtain financing or engage in other business activities, and significantly harm our business, financial condition, liquidity and results of operations include, among other things:

•	minimum profitability;

•	liquidity and net worth requirements;

•	limitations on indebtedness to net worth ratios;

•	asset quality and mortgage loan performance tests;

•	inter-company dividends;

•	investments and acquisitions;

•	repurchase or redemption of capital stock;

•	mergers or consolidations or other changes of control;

•	mortgage loan attributes;

•	time periods for holding mortgage loans;

•	loss of servicer ratings;

•	maximum cumulative losses;

•	financial reporting requirements, including timely filing of reports required under the Securities Act;

•	delivery of audited financial statements and auditors’ letter (without a going concern qualification); and

•	material adverse change restrictions.

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

There are also uncertainties and other factors that may affect the timing of the consummation of the merger, as well as if the merger will be consummated, including:

•	The outcome of Accredited’s pending lawsuit against Lone Star for specific performance of Lone Star’s obligations to close the tender offer and consummate the merger;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Form 10-Q, as of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation, our management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective in ensuring that reports we file under the Exchange Act occurred within time periods specified in SEC rules and forms as of March 31, 2007.

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

In September 2007, we were named as a defendant under the consolidated, amended complaint in Atlas v. Accredited Home Lenders Holding Co., et al., a class action pending in the United States District Court for the Southern District of California. The suit alleges violations of federal securities laws and originally named as defendants AHLHC and certain members of its senior management. Pursuant to the Private Securities Litigation Reform Act, five similar class actions were consolidated with the Atlas matter, and a lead plaintiff was selected. The consolidated, amended complaint was filed on August 24, 2007, and added as defendants the REIT and certain directors of AHLHC. However, as of September 17, 2007, we had not yet been served with the complaint. If we are served with the complaint, we intend to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable, but we do not believe it will have a material adverse effect on our business.

In July 2007 we were served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that we, AHL and AHLHC engaged in a practice of discriminating against African-Americans and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims, and, if served, we intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe it will have a material adverse effect on our business.

Legal proceedings to which Accredited is a party are described in its Quarterly Report on Form 10-Q for the period ended March 31, 2007.

ITEM 1A. Risk Factors

We have provided updated risk factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM  6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 18, 2007

ACCREDITED Mortgage Loan REIT Trust

BY:	/s/ James A. Konrath
James A. Konrath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Stuart D. Marvin
Stuart D. Marvin
Executive Vice President and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(1)	Declaration of Trust of the Registrant.

3.2(2)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004.

3.3(3)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004.

3.4(1)	Amended and Restated Bylaws of the Registrant.

3.5(4)	Certificate of Incorporation of Accredited Acceptance Corp.

3.6(4)	Bylaws of Accredited Acceptance Corp.

4.1(5)	Amended and Restated Trust Agreement, dated as of January 30, 2007, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor, and U.S. Bank Trust National Association, as Owner Trustee.

4.2(6)	Indenture, dated as of January 1, 2007, between Accredited Mortgage Loan Trust 2007-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

10.1(5)	Sale and Servicing Agreement, dated as of January 1, 2007, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2007-1, as Issuing Entity and Deutsche Bank National Trust Company, as the Indenture Trustee.

10.2(5)	Master Agreement, dated January 30, 2007 between Accredited Mortgage Loan Trust 2007-1 and Credit Suisse International.

10.3(7)	Loan Agreement, dated as of March 30, 2007, by and among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, the Lenders party thereto, Accredited Home Lenders Holding Co., and Farallon Capital Management, L.L.C.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Filed with amendment number 2 to Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.
(2)	Filed with Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(3)	Filed with Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(4)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Registration Statement on Form S-3 (File No. 333-14703-02) filed on July 19, 2007.
(5)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-129972-03) dated January 30, 2007.
(6)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-129972-03) dated February 23, 2007.
(7)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Current Report on Form 8-K (File No. 001-32276) dated March 30, 2007.