Form 10-Q
period 2007-06-30
Accredited Mortgage Loan REIT Trust
filed 2007-10-19
CIK 1297178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of October 11, 2007 was 100,000.

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

•	a decline in interest income due to a decrease in the difference between our cost of capital and the income generated by payments on our securitized mortgage loan pools;

•	changes in demand for mortgage backed securities that affect our ability to issue notes to fund our securitizations;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to maintain our status as a real estate investment trust and receive the corresponding tax treatment;

•	the degree and nature of AHL’s competition that may impact the value of the mortgage loans originated by AHL;

•	an increase in the rate of prepayments on securitized mortgage loans that could reduce the amount of cash flow distributed to us in respect of excess interest;

•	our ability to accurately make estimates about matters that are inherently uncertain under our critical accounting policies; and

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In this Form 10-Q, unless the context requires otherwise, “REIT,” “we,” “our,” and “us” means Accredited Mortgage Loan REIT Trust.

PART I

ITEM 1. Financial Statements

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$64,752	$23,299
Accrued interest receivable	44,561	52,708
Mortgage loans held for investment, net of allowance of $141,342 and $129,936, respectively	6,649,136	7,271,553
Derivative assets, including margin account	28,962	64,665
Real estate owned, net	132,520	65,854
Prepaid expenses and other assets	32,251	24,707
Receivable from parent	214,386	112,419

Total assets	$7,166,568	$7,615,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization and other financing	$6,848,520	$7,289,209
Accrued expenses and other liabilities	32,655	57,507

Total liabilities	6,881,175	7,346,716

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at June 30, 2007 and December 31, 2006	4,094	4,094
Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1	1
Additional paid-in capital	397,883	398,628
Accumulated other comprehensive income (loss)	(4,215)	7,947
Accumulated deficit	(112,370)	(142,181)

Total stockholders’ equity	285,393	268,489

Total liabilities and stockholders’ equity	$7,166,568	$7,615,205

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Interest income (including $3,022, $2,459, $5,375 and $4,047 from parent)	$137,998	$134,905	$287,707	$260,625
Interest expense	(93,783)	(81,074)	(193,248)	(152,550)

Net interest income	44,215	53,831	94,459	108,075
Provision for losses on mortgage loans held for investment	(27,039)	(6,680)	(41,629)	(13,051)

Net interest income after provision	17,176	47,151	52,830	95,024
Other income	985	1,150	1,414	1,838

Total net revenues	18,161	48,301	54,244	96,862

OPERATING EXPENSES:
Management fee assessed by parent	9,312	8,321	19,119	16,122
Direct general and administrative expenses	31	1	325	9

Total operating expenses	9,343	8,322	19,444	16,131

Net income	8,818	39,979	34,800	80,731
Dividends on preferred stock	(2,495)	(2,495)	(4,989)	(4,989)

Net income available to common stockholders	$6,323	$37,484	$29,811	$75,742

Basic and diluted earnings per common share	$63.23	$374.84	$298.11	$757.42
Weighted average shares outstanding for basic and diluted	100	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,800	$80,731
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(4,990)	(2,376)
Amortization of deferred costs	5,799	6,626
Provision for losses on mortgage loans held for investment	41,629	13,051
Unrealized (gain) loss on derivatives	(30,143)	13,213
Adjustment into earnings for gain on derivatives from other comprehensive income	(9,552)	(15,705)
Changes in operating assets and liabilities:
Accrued interest receivable	8,147	(5,464)
Derivative assets, including margin account	59,894	5,664
Prepaid expenses and other assets	(24,277)	(7,074)
Accrued expenses and other liabilities	(30,498)	4,199

Net cash provided by operating activities	50,809	92,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,280,667	1,113,821

Net cash provided by investing activities	1,280,667	1,113,821

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	753,052	2,029,648
Proceeds from issuance of term debt and warrants, net of fees	98,557	—
Payments on securitization bond financing	(1,292,423)	(1,145,953)
Payments on temporary credit facilities	(745,266)	(2,010,016)
Capital contributions from parent	3,013	8,388
Net increase in receivable from parent	(101,967)	(71,980)
Payments of common stock dividends	—	(12,300)
Payments of preferred stock dividends	(4,989)	(4,989)

Net cash used in financing activities	(1,290,023)	(1,207,202)

Net increase (decrease) in cash and cash equivalents	41,453	(516)
Beginning balance cash and cash equivalents	23,299	6,158

Ending balance cash and cash equivalents	$64,752	$5,642

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2007 are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

In addition, during the first quarter of 2007, Accredited engaged financial advisors to evaluate strategic alternatives for the Company. As a result, in June 2007, Accredited entered into an agreement with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), pursuant to which Lone Star agreed to acquire all of Accredited’s outstanding common stock through a tender offer and subsequent merger. The acquisition was completed on October 12, 2007 and Lone Star now owns 100% of the common stock of Accredited. The outstanding 9.75% Series A Perpetual Cumulative Preferred Shares, par value $1.00 per share, of the REIT (NYSE: AHH.PrA) (the “Series A Preferred Share”) remained outstanding following the consummation of the acquisition. On October 19, 2007, Accredited and the REIT announced their intention to deregister the Series A Preferred Shares and Accredited’s guarantee with respect to those shares. As a prerequisite to such deregistration, the REIT requested the New York Stock Exchange (“NYSE”) to delist the Series A Preferred Shares from the NYSE and anticipates filing Form 15 with the Securities and Exchange Commission by November 8, 2007, at which time the public reporting obligations of Accredited and the REIT will be suspended.

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

Use of Estimates

The preparation of financial statements, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the provision for loan losses, hedging policies and income taxes.

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

Mortgage loans held for investment include mortgage loans that the REIT has securitized in structures that are accounted for as financings for accounting purposes as well as mortgage loans held for a scheduled securitization. During the three months ended June 30, 2007, the REIT did not securitize any loans. In June 2006 the Company closed a $1.4 billion securitization of which $1.1 billion in mortgage loans was delivered at closing and the remaining balance was delivered in July and August.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under Statement of Financial Accounting Standards (“SFAS”) No. 140 Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (“SFAS 140”). These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the mortgage loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any mortgage loans securitized through the securitization trusts that become troubled. Accordingly, the mortgage loans remain on the balance sheet as “mortgage loans held for investment”, retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt or asset backed commercial paper originally associated with the mortgage loans held for investment. The REIT records interest income on mortgage loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with five of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Cash Flow Hedges

Pursuant to SFAS 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS 133. At the inception of the hedge and on an ongoing basis, the REIT assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, the REIT discontinues cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. The ineffective portion of the derivative instrument is reported in current earnings as a component of interest expense.

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

Other Comprehensive Net Income

Other comprehensive net income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges. Comprehensive net income is determined as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$8,818	$39,979	$34,800	$80,731
Net unrealized gains (losses) on cash flow hedges	11,966	24,043	(2,610)	48,789
Reclassification adjustment into earnings for unrealized gain on derivatives	(3,198)	(8,817)	(9,552)	(15,705)

	$17,586	$55,205	$22,638	$113,815

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At June 30, 2007, 18% and 15% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2006, 19% and 15% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at June 30, 2007 and December 31, 2006.

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

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Mortgage loans held for investment	$6,823,603	$7,432,443
Basis adjustment for fair value hedge accounting	(8,601)	(10,971)
Net deferred origination fees	(24,524)	(19,983)
Allowance for loan losses	(141,342)	(129,936)

Loans held for investment, net	$6,649,136	$7,271,553

Activity in the allowance for losses on loans held for investment was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Charge offs, net	Balance at End of Period
	(in thousands)
Three Months Ended June 30,
2007:
Mortgage loans held for investment	$133,716	$—	$9,537	$(1,911)	$141,342
Real estate owned	34,096	—	17,502	(2,618)	48,980

Total	$167,812	$—	$27,039	$(4,529)	$190,322

2006:
Mortgage loans held for investment	$108,375	$7,022	$6,347	$(497)	$121,247
Real estate owned	9,686	—	333	(2,257)	7,762

Total	$118,061	$7,022	$6,680	$(2,754)	$129,009

Six Months Ended June 30,
2007:
Mortgage loans held for investment	$129,936	$4,676	$10,070	$(3,340)	$141,342
Real estate owned	22,783	—	31,559	(5,362)	48,980

Total	$152,719	$4,676	$41,629	$(8,702)	$190,322

2006:
Mortgage loans held for investment	$98,399	$15,454	$8,122	$(728)	$121,247
Real estate owned	6,996	—	4,929	(4,163)	7,762

Total	$105,395	$15,454	$13,051	$(4,891)	$129,009

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table summarizes delinquency amounts for mortgage loans and real estate owned before allowance for mortgage loan losses:

	At June 30, 2007		At December 31, 2006
	Total Principal Amount (1)	Delinquent Principal Over 90 Days	Total Principal Amount (1)	Delinquent Principal Over 90 Days
	(in thousands)
Mortgage loans held for investment	$6,851,473	$361,848	$7,466,508	$271,375
Real estate owned	181,500	181,500	88,637	88,637

Total	$7,032,973	$543,348	$7,555,145	$360,012

(1)	Loans acquired from Aames were recorded at fair value at purchase. The unpaid principal balances do not include these fair value adjustments.

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

AHL uses fair value accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge its loans held for sale prior to being contributed to the REIT, and accordingly the basis of loans held for investment held by the REIT includes the fair value basis adjustment. Fair value adjustments to mortgage loan carrying amounts are detailed in Note 3.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS 133. A total of $0.5 million in net effective gains before taxes, included in other comprehensive income at June 30, 2007, is expected to be recognized in earnings during the next twelve months.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Hedge ineffectiveness recorded in earnings, included as a component of interest expense in the consolidated statements of operations	$3,034	$(800)	$8,311	$1,300
Effective unrealized gains, net of effective unrealized losses, recorded in other comprehensive income, reported as a component of stockholders’ equity :	$11,966	$24,043	$(2,610)	$48,789

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table presents the fair value of the Company’s derivative instruments, including margin account balances at:

	June 30, 2007		December 31, 2006
	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Eurodollar futures	$—	$—	$3,758,974	$4,970
Options on Eurodollar futures	703,310	87	630,342	2,803
Interest rate swaps	4,557,364	26,294	1,951,392	(665)
Interest rate caps	1,049,785	2,581	880,717	7

	$6,310,459	28,962	$7,221,425	7,115
Margin account balances	N/A	—	N/A	28,408

Total		$28,962		$35,523

The fair value of derivative liabilities of $0 and $29.1 million at June 30, 2007 and December 31, 2006, respectively, which are included in accrued expenses and other liabilities have been netted against the fair value of derivative assets shown in the table above. Notional swap amounts are not shown for securitizations in which we reverse the position of the swap embedded in the securitization trust; for these transactions the economic notional hedge amount and the net fair value of the derivatives is zero.

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 was as follows:

	Interest Income	Interest Expense	Total
	(in thousands)
Three Months Ended June 30,
2007:
Net unrealized gain	$1,814	$5,398	$7,212
Net realized gain	—	3,175	3,175

Total	$1,814	$8,573	$10,387

2006:
Net unrealized gain (loss)	$1,304	$(9,307)	$(8,003)
Net realized gain	—	18,950	18,950

Total	$1,304	$9,643	$10,947

Six Months Ended June 30,
2007:
Net unrealized gain	$3,635	$26,508	$30,143
Net realized loss	—	(5,683)	(5,683)

Total	$3,635	$20,825	$24,460

2006:
Net unrealized gain (loss)	$1,977	$(15,190)	$(13,213)
Net realized gain	—	32,227	32,227

Total	$1,977	$17,037	$19,014

5. CREDIT FACILITIES

AHL and the REIT have entered into aggregate warehouse facilities to permit the securitization of mortgage loans. AHL is the primary obligor under these facilities until the loans are contributed to the REIT for securitization. The REIT then becomes the primary obligor until the loans are securitized, a period of 30 days or less. Each of the facility agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities during the time that the REIT owns the mortgage loans. At June 30, 2007 the REIT had no obligations outstanding under these facilities.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

6. SECURITIZATION AND OTHER FINANCING

Securitization and other financing consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Securitized Bond Financing	$6,760,948	$7,281,480
Other borrowings	100,000	16,368

	6,860,948	7,297,848
Unamortized bond discounts	(12,428)	(8,639)

Total financing, net	$6,848,520	$7,289,209

Securitized Bond Financing

At June 30, 2007 securitized bond financing included securitized bonds bearing interest at fixed rates (ranging from 2.90% to 5.68%) and at variable rated indexed to one-month LIBOR plus a spread (ranging from .04% to 2.75%) maturing through 2037. The bonds are collateralized by mortgage loans held for investment with an aggregate principal balance outstanding of $6.9 billion and $7.5 billion at June 30, 2007 and at December 31, 2006, respectively. Unamortized debt issuance costs included in prepaid expenses and other assets were $20.8 million and $23.1 million at June 30, 2007 and December 31, 2006, respectively.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to Accredited, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principal is known as excess interest.

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

Other Borrowings

On March 30, 2007, Accredited and certain of its subsidiaries entered into a secured five year term Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management (the “Farallon Loan”). Pursuant to the Loan Agreement, MIF extended term loans guaranteed by Accredited in an aggregate principal amount of $230,000,000 ($130 million with AHL and $100 million with the REIT). In conjunction with the Loan Agreement, Accredited (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of Accredited at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of Accredited, certain registration rights with respect to its equity securities in the Company and Board of Directors observer rights. The loans may be prepaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount prepaid. At June 30, 2007 the balance outstanding in the REIT under this agreement was $94.4 million which is net of the discount representing the fair value of the warrants at the time of issuance of $5.6 million. The value of the warrants is included in accrued expenses and other liabilities since Accredited was required under certain circumstances to purchase the warrants from the holders pursuant to put rights. In connection with the Lone Star merger, the warrants were cancelled in exchange for a per share cash payment by Lone Star equal to the difference between the $11.75 per share price offered by Lone Star for the Company’s common stock and the $10 per share exercise price of the warrants. The warrants have been adjusted to estimated fair value at the end of each quarter since the warrants were granted.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. From January to October 17, 2007, several of the covenant requirements were amended or waived to allow Accredited to remain in compliance with all requirements. We anticipate requiring additional amendments to or waivers of these covenants during 2007, and there can be no assurance the lenders will so agree. In the event such amendments or waivers are required and Accredited is unable to obtain them, it could have a material and adverse impact on our ability to fund mortgage loans and continue as a going concern.

The following table summarizes the expected repayments relating to the securitization and other financing at June 30, 2007 and the securitized bonds are based on anticipated receipts of principal and interest on underlying mortgage loan collateral:

(in thousands)
Six months ending December 31, 2007	$1,376,228
Year ending December 31:
2008	1,854,708
2009	1,144,246
2010	766,820
2011	476,514
2012	399,565
Thereafter	842,867

Total	$6,860,948

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

The REIT adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 (“FIN 48”). As part of the implementation of FIN 48, the REIT evaluated its tax positions to identify and recognize any liabilities related to unrecognized tax benefits resulting from those positions that meet the provisions of FIN 48. As a result of this evaluation, the REIT determined that it did not have material liabilities.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Federal income tax at statutory rate	$3,690	$13,993	$12,784	$28,256
Preferred stock dividends at statutory rate	(873)	(873)	(1,746)	(1,746)
Common stock dividends paid deduction and other	(2,817)	(13,120)	(11,038)	(26,510)

Total provision	$—	$—	$—	$—

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Accrued interest	$7,568	$7,894
Derivative liabilities	—	29,141
Other liabilities—general	22,592	17,977
Preferred stock dividend payable	2,495	2,495

Total	$32,655	$57,507

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At June 30, 2007 and December 31, 2006, there were 4,093,678 preferred shares issued and outstanding.

In March and June 2007, the REIT’s Board of Trustees declared quarterly cash dividends on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2007.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2006, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of June 30, 2007, the REIT was in compliance with the covenants applicable to date in 2007.

Accredited has irrevocably and unconditionally agreed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT; and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

10. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the six-month LIBOR plus 1.0%. Management fee expense under this agreement totaled $9.3 million and $8.3 million for the three months ended June 30, 2007 and 2006, respectively. Interest income under this agreement totaled $2.4 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively. Management fee expense under this agreement totaled $19.1 million and $16.1 million for the six months ended June 30, 2007 and 2006, respectively. Interest income under this agreement totaled $5.4 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31,

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2006, the net receivable from parent was $214.4 million and $112.4 million, respectively. The net receivable from parent results from advances of excess cash holdings by the REIT to AHL. We expect the net receivable will be reduced at the time the REIT pays common stock dividends to AHL. Pursuant to the right of offset under the agreement between the parties, the net receivable will accrue interest at an annual rate equal to the six-month LIBOR plus 1.0%.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$207,484	$148,875

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves	$92,863	$20,439

Detail of assets and liabilities contributed from parent:
Mortgage loans, net of reserves	$752,013	$2,029,985
Other net liabilities	(10,504)	(25,612)
Outstanding balances on warehouse credit facilities	(745,267)	(2,012,768)

Liabilities in excess of assets contributed	$(3,758)	$(8,395)

12. COMMITMENTS AND CONTINGENCIES

In September 2007, the REIT was served with the consolidated, amended complaint in Atlas v. Accredited Home Lenders Holding Co., et al., a class action pending in the United States District Court for the Southern District of California. The suit alleges violations of federal securities laws and originally named as defendants AHLHC and certain members of its senior management. Pursuant to the Private Securities Litigation Reform Act, five similar class actions were consolidated with the Atlas matter, and a lead plaintiff was selected. The consolidated, amended complaint was filed on August 24, 2007, and added as defendants the REIT and certain directors of AHLHC. The REIT’s response to this complaint is currently scheduled to be due October 26, 2007. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the REIT intends to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable, and legal counsel cannot express an opinion as to the extent of the REIT’s possible loss, if any, in the consolidated lawsuit. However, the REIT believes any loss in this matter will be substantially or completely covered by insurance and that this matter will not have a material adverse effect on the REIT’s financial position or results of operations.

In July 2007, the REIT, AHL and AHLHC were served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that the REIT, AHL and AHLHC engaged in a practice of discriminating against African-American and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. The REIT, AHL and AHLHC intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the REIT does not believe that it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2007, Accredited received additional deficiency notices from the staff of NASDAQ stating that the failure to timely file with the SEC its Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, respectively could serve as an additional basis for the delisting of Accredited’s securities from NASDAQ.

On July 23, 2007 the Panel determined to continue listing Accredited’s common stock provided that Accredited filed with the SEC its 10-K by September 12, 2007 and its 10-Q for the first quarter of 2007 by September 18, 2007. The 10-K was filed with the SEC on August 2, 2007, and the 10-Q for the first quarter of 2007 was filed on September 18, 2007. On October 1, 2007 the Panel determined to continue listing Accredited’s common stock provided that it files with the SEC its 10-Q for the second quarter of 2007 by November 1, 2007. As a result of the Lone Star merger, Accredited’s common stock is 100% owned by Lone Star and is no longer publicly traded, and Accredited’s common stock has be delisted from NASDAQ.

On June 4, 2007 Accredited and affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), entered into a definitive merger agreement pursuant to which Lone Star agreed to acquire all of the common stock of Accredited in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million. The acquisition was structured as an all-cash tender offer for all outstanding shares of Accredited common stock to be followed by a merger in which each remaining untendered share of Accredited would be converted into the same $15.10 cash per share price paid in the tender offer. On September 18, 2007 the merger agreement was amended to, among other things, reduce the acquisition price to $11.75 per share, and the acquisition was completed at that price on October 12, 2007. The outstanding 9.75% Series A Preferred Shares, par value $1.00 per share, of the REIT remained outstanding following the consummation of the acquisition.

Beginning in September 2007, AHL implemented a restructuring that included the closing of all retail lending operations, a significant downsizing of wholesale lending operations, and substantial suspension of all U.S. lending unless and until the return of market conditions under which non-prime mortgage loans can again be originated and sold or securitized at a profit. These actions resulted in the closing of 60 retail branch locations, five centralized retail support locations, five wholesale divisions and the settlement services division, and reduced the workforce by approximately 1,600 employees to approximately 1,000 at September 14, 2007. The cost of this restructure including lease costs, fixed asset impairment and personnel costs is estimated at approximately $35 million. This charge will be recorded in the third quarter of 2007.

In September 2007, we declared quarterly cash dividends on our Preferred Shares at the rate of $0.609375 per share. The third quarter dividend was paid on October 1, 2007 to preferred shareholders of record at the close of business on September 14, 2007.

On October 10, 2007, Accredited received a letter from the lender under the Farallon Loan in which the lender stated that it was exercising its option under the change of control provisions of the Loan Agreement to demand prepayment of the entire $230 million loan amount, which $100 million is owed by the REIT, plus the 2% change of control premium provided for under the Loan Agreement. Accredited and the REIT expects to repay all amounts due under the loan by the 30th business day following the date of the Farallon demand letter from available working capital, with additional amounts to be contributed by Lone Star and by financing certain assets currently securing the Farallon Loan.

On October 12, 2007, Accredited received a $100 million capital contribution from its new parent, LSF5 Accredited Investments, LLC, a subsidiary of Lone Star Fund V (U.S.) L.P.

On October 15, 2007, AHL resumed U.S. lending operations.

On October 19, 2007, Accredited and the REIT announced their intention to deregister the Series A Preferred Shares and Accredited’s guarantee with respect to those shares. As a prerequisite to such deregistration, the REIT requested the New York Stock Exchange (“NYSE”) to delist the Series A Preferred Shares from the NYSE and anticipates filing Form 15 with the Securities and Exchange Commission by November 8, 2007, at which time the public reporting obligations of Accredited and the REIT will be suspended.

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

Although the securitizations are legally structured as sales for accounting purposes they are treated as financings under Statement of Financial Accounting Standards SFAS 140. The securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the mortgage loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. Also, AHL, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any mortgage loans securitized through the securitization trust that become troubled. Accordingly, the mortgage loans and securitization indebtedness are included in our balance sheet. We record interest income on the mortgage loans and interest expense on the securities issued from the securitization over the life of the securitization. Our profitability in large part depends on the difference, or spread, between these amounts.

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

Lone Star acquisition of Accredited

On June 4, 2007 Accredited entered into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”) pursuant to which Lone Star agreed to acquire all of the common stock of Accredited in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. On September 18, 2007 the merger agreement was amended to, among other things, reduce the acquisition price to $11.75 per share, and the acquisition was completed at that price on October 12, 2007. The outstanding 9.75% Series A Perpetual Cumulative Preferred Shares, par value $1.00 per share (the “Series A Preferred”), of Accredited Mortgage Loan REIT Trust (NYSE:AHH-PA) remained outstanding following the consummation of the acquisition.

In addition, on September 19, 2007, pursuant to the September 18, 2007 amendment of the merger agreement with Lone Star, Lone Star assumed the lender’s obligations under AHL’s Senior Secured Credit Agreement secured by mortgage servicing rights and servicing advances related to Accredited’s securitizations. Lone Star agreed to remove the $34 million cap under that facility and funded the facility up to $49 million, providing approximately $15 million of additional liquidity for AHL.

Recent Developments

Strategic Restructurings

In response to the ongoing turmoil in the non-prime mortgage industry, beginning in September 2007, Accredited restructured its operations by closing its retail lending operations, substantially reducing its wholesale lending operations, laying off approximately 60% of its workforce and substantially suspending U.S. mortgage loan originations. On October 15, 2007, Accredited resumed U.S. lending operations because we believe that, with the support of our new parent, Lone Star, we can resume lending operations in a manner that will be beneficial over the long term. There can, however, be no assurance that Accredited’s resumption of U.S, lending operations will be successful or that its other sources of income — income derived from its servicing operations, its residual interests in previously securitized loans and its Canadian mortgage loan originations — will be sufficient to fund its operations going forward.

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

On March 30, 2007, Accredited, AHL, and the REIT entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management, L.L.C. (the “Farallon Loan”) Pursuant to the Loan Agreement, MIF extended term loans guaranteed by Accredited in an aggregate principal amount of $230 million consisting of (i) term loan to the REIT in the principal amount of $70.0 million (the “Term A Loan”), (ii) a term loan to AHL in the principal amount of $130.0 million (the “Term B Loan”), and (iii) a term loan to the REIT in the principal amount of $30.0 million (the “Term C Loan”).

The proceeds of the Term A Loan and the Term B Loan are available to fund repurchase obligations of the REIT and AHL, to satisfy margin calls from warehouse lenders, to fund mortgage loan originations, to pay for transaction costs in connection with the transaction, for general working capital and other corporate needs and to repay specific indebtedness. The Term C Loan is solely available to repay certain specified indebtedness of the REIT. The Term A and Term B loan have an interest rate of 13% annum, whereas the Term C Loan had an interest rate of 9% per annum for the first 60 days and an interest rate of 13% per annum thereafter. The loans may be repaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount repaid.

Also on March 30, 2007, AHL and the REIT amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and, on March 29, 2007, entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (“Wachovia”). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 28, 2008, and the maximum committed amount available forborrowing remained at $600 million. Under the agreement with Wachovia, as amended on May 1, 2007 and on July 5, 2007, the term of the CSFB repurchase facility was extended through March 28, 2008, and the maximum committed amount available for borrowing was increased to $1 billion.

On September 4, 2007, the Company entered into an amendment to the Master Repurchase Agreement with Wachovia and on September 5, 2007 entered in an amendment to the Amended and Restated Master Repurchase Agreement with

CSFB, both effective on and after July 31, 2007. Pursuant to these amendments, the parties modified the definition of “Adjusted Tangible Net Worth” to include the amount of the Company’s pool trust preferred securities. In addition, the CSFB amendment contains an additional sublimit for performing aged warehouse loans.

AHL used the proceeds obtained from the sale of loans in the first quarter of 2007 and proceeds from the Farallon term notes, to repay substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, AHL terminated many of the warehouse credit lines and obtained waivers or amendments with respect to certain covenants on the remaining facilities. In exchange for the waivers granted, AHL agreed that it would not seek additional borrowings under some of these credit agreements. As of August 31, 2007, those non-funding facilities had also been terminated or had expired.

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

On August 17, 2007 AHL entered into a transaction treated as a financing for accounting purposes. The transaction includes a call provision exercisable by AHL which results in the transaction failing to qualify for sale treatment in accordance with certain provisions of SFAS 140. Under the transaction, AHL agreed to trade approximately $1 billion of loans at an advance rate of 92.25% of the original principal balance of the mortgage loans traded, which is comparable to the advance rates AHL was then receiving from warehouse lenders. The initial settlement consisted of a pool of approximately $500 million mortgage loans and closed on August 17, 2007. The remaining loans were scheduled to trade every other week as borrowers made their first payments due under the subject loans. As of October 16, 2007, $976 million of the original pool had been settled with the final settlement of loans expected to occur by the end of October 2007. Under the agreement, AHL has the right but not the obligation, in its sole discretion, to reacquire all of the loans traded through mid-November 2007 at a premium of approximately 3% of the original principal balance of the mortgage loans traded or approximately $30 million dollars. If AHL does not reacquire the loans by mid-November, its right to reacquire the loans expires and the investor will keep the loans with limited recourse to AHL, and AHL would then recognize the transaction as a sale.

On October 10, 2007, we received a letter from the lender of the Farallon Loan in which the lender stated that it was exercising its option under the change of control provisions of the Loan Agreement to demand payment, by the 30th day following our receipt of the letter, of the entire $100 million outstanding balance of the loan, accrued interest thereon and the 2% change of control premium provided for under the Loan Agreement. We expect to repay all amounts due under the loan when due from available working capital, by financing certain assets currently securing the term loan, and with additional amounts contributed by Lone Star.

On October 12, 2007, Accredited received a $100 million capital contribution from its new parent, LSF5 Accredited Investments, LLC, a subsidiary of Lone Star Fund V (U.S.) L.P.

On October 15, 2007, Accredited resumed U.S. lending operations.

This Quarterly Report on Form 10-Q has not been filed on a timely basis

Our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the three months ended March 31 and June 30, 2007 were not filed with the Securities and Exchange Commission (“SEC”) on a timely basis. These delinquencies have had adverse consequences to us, and may continue to have certain adverse consequences even after they have been filed, including, for example, making us ineligible to register our securities for sale with the SEC using a short-form registration.

NYSE Delisting

On October 19, 2007, Accredited and the REIT announced their intention to deregister the Series A Preferred Shares and Accredited’s guarantee with respect to those shares, on the basis that the shares are currently held by less than 300 registered holders, and, as a prerequisite to such deregistration, the REIT requested the New York Stock Exchange (“NYSE”) to delist the Series A Preferred Shares from the NYSE. The NYSE has ten days following such request in which to make the filing with the Securities and Exchange Commission (the “SEC”) that begins the delisting process, and delisting is effective ten days following such filing. At that time, the filings which begin the deregistration process can be made with the SEC. The deregistration filings are expected to be made by November 8, 2007, at which time the public reporting obligations of Accredited and the REIT will be suspended. The terms and conditions of the Series A Preferred Shares and Accredited’s related guarantee will remain unchanged following any delisting of the shares and any deregistration of the shares and the related guarantee. However, if the Series A Preferred Shares are delisted from the NYSE, there may be a material adverse impact on the market price and liquidity of our Preferred Shares, and our Preferred Shares may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Also, if the Series A Preferred Share and the related guarantee are deregistered under the 34 Act, holders of the shares may not have access to the same quantity and quality of information regarding Accredited and the REIT as they would have if the shares and the guarantee remained registered.

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

On July 23, 2007 the Panel determined to continue listing Accredited’s common stock provided that Accredited filed with the SEC their 10-K by September 12, 2007 and their 10-Q for the first quarter of 2007 by September 18, 2007. The 10-K was filed with the SEC on August 2, 2007, and the 10-Q for the first quarter was filed on September 18, 2007. On October 1, 2007 the Panel determined to continue listing Accredited common stock provided that they file with the SEC their 10-Q for the second quarter of 2007 by November 1, 2007. As a result of the Lone Star merger, Accredited’s common stock is 100% owned by Lone Star and is no longer publicly traded, and Accredited’s common stock has been delisted from NASDAQ.

Class Action Lawsuits

In 2007, several class action lawsuits were filed against Accredited and certain of its officers and directors. Certain of the lawsuits generally allege that, between November 1, 2005 and March 12, 2007, Accredited issued materially false and misleading statements regarding their business and financial results causing Accredited stock to trade at artificially inflated prices. Other complaints allege breaches of fiduciary duty by Accredited and members of its Board of Directors in connection with Accredited’s entry into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. Accredited has resolved the latter lawsuit and believes that the other lawsuits have no merit and intends to vigorously defend the cases.

Securitized $760 million of non-prime loans

On January 30, 2007 the REIT completed a securitization for $760 million in asset-backed securities. The related bonds accrue interest at one-month LIBOR plus various spread and mature in 2037.

Paid first, second and third quarter dividends on the REIT Series A Preferred Stock

The Pricing Committee of the Board of Trustees of the REIT authorized, and the REIT declared in March, June and September of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The first, second and third quarter dividends were paid on April 2, July 2 and October 1, 2007, respectively, to preferred shareholders of record at the close of business on March 15, June 15 and September 14, 2007, respectively.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows for the three months ended June 30:

	2007	2006	Change	% Change
	(dollars in thousands)
Interest income	$137,998	$134,905	$3,093	2.3%
Interest expense	(93,783)	(81,074)	(12,709)	15.7%

Net interest income	44,215	53,831	(9,616)	(17.9)%
Provision for losses	(27,039)	(6,680)	(20,359)	304.8%

Net interest income after provision	17,176	47,151	(29,975)	(63.6)%
Other income	985	1,150	(165)	(14.3)%

Total net revenues	$18,161	$48,301	$(30,140)	(62.4)%

Average inventory of mortgage loans held for investment	$7,343,855	$6,599,536	$744,319	11.3%
Annualized interest income as a percentage of average inventory of mortgage loans held for investment	7.52%	8.18%

(1)	Interest income includes prepayment penalty income and gains and losses from certain hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income and Expense

Interest income increased $5.8 million or 4.8%, from $120.2 million for the three months ended June 30, 2006 to $125.9 million for the same period in 2007. This increase was primarily the result of a $744 million or 11.3% increase in the average portfolio of loans held for investment from $6.6 billion in the second quarter of 2006 to $7.3 billion in the second quarter of 2007, as we continued to execute our securitization program and added securitized loans acquired from Aames. The interest rates on loans held for investment decreased 42 basis points, from 7.28% for the three months ended June 30, 2006 to 6.86% for the same period in 2007 primarily due to the increase in the average balance of non-performing loans in the portfolio, from $134.5 million for the three months ended June 30, 2006 to $527.7 million for the same period in 2007. Prepayment penalty fees received and other income declined $2.6 million, from $14.7 million for the three months ended June 30, 2006 to $12.1 million for the same period in 2007 as loan prepayments began to slow due to falling home prices and tighter credit conditions. The $744 million increase in the average portfolio of loans held for investment in the second quarter of 2007 was caused by the addition of $1.1 billion in securitized loans during the twelve months ended June 30, 2007 and the $1.1 billion in securitized loans acquired from Aames held during the second quarter of 2007, less normal portfolio run-off due to principal repayments.

Interest expense increased $8.5 million or 9.7% from $87.7 million for the three months ended June 30, 2006 to $96.2 million for the same period in 2007. This increase in interest expense was primarily the result of the $666 million or 10.2% increase in our average securitized bond financing from $6.5 billion in the second quarter of 2006 to $7.2 billion in the second quarter of 2007 as our cost of funds rate remained steady at 5.27% in the second quarter of 2007 compared to 5.30% in the same period in 2006. The $666 million increase in the average securitized bond financing was the result of the addition of $1.1 billion in securitized bonds during the twelve months ended June 30, 2007 and the $1.1 billion in securitized bonds acquired from Aames and held during the second quarter of 2007, less normal bond amortization.

The resulting interest spread on our mortgage loans held for investment portfolio declined $6.1 million from $53.8 million for the three months ended June 30, 2006 to $47.7 million for the same period in 2007. Although the average portfolio grew by $744 million, the interest yield (including prepayment penalty fees) declined by 65 basis points and the cost of funds (including hedging gains) increased by 6 basis points causing the net interest spread to contract by 71 basis points, from 3.28% in 2006 to 2.57% in 2007.

Interest expense on other term debt was $3.5 million for the three months ended June 30, 2007 and represented interest on the $100 million in loans from Farallon at 13% plus discount amortization.

The components of our net interest income were as follows for the three months ended June 30:

	2007			2006
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Mortgage loans held for investment:
Interest income	$125,941	$7,343,855	6.86%	$120,162	$6,599,536	7.28%
Prepayment penalty and other income	12,057		0.66	14,743		0.89
Interest expense	(96,194)	7,214,996	(5.27)	(87,667)	6,548,598	(5.30)
Hedging gains and bond issue cost amortization, net	5,864		0.32	6,593		0.41

Spread	47,668		2.57	$53,831		3.28

Other term debt:
Interest expense	(3,453)	100,000	(13.66)	—	—	—

Net interest income	$44,215	$7,343,855	2.41%	$53,831	$6,599,536	3.32%

Provision and Reserve for Losses

The provision for losses and related reserves were comprised of the following:

	2007	2006	Change	% Change
	(dollars in thousands)
Provision for losses for the three months ended June 30:
Mortgage loans held for investment	$9,537	$6,347	$3,190	50.3%
Real estate owned	17,502	333	17,169	5,155.9%

Total provision for losses on mortgage loans held for investment	$27,039	$6,680	$20,359	304.8%

	June 30, 2007	December 31, 2006	Change	% Change
	(dollars in thousands)
Reserve for losses at period end:
Mortgage loans held for investment (1)(2)	$141,342	$129,936	$11,406	8.8%
Real estate owned (3)	48,980	22,783	26,197	115.0%

Total reserve for losses	$190,322	$152,719	$37,603	24.6%

Principal balance at period end:
Mortgage loans held for investment (1)	$5,850,159	$6,268,944	$(418,785)	(6.7)%

Reserve balance as a percentage of mortgage loans held for investment (4)	2.42%	2.07%

(1)	The reserve for losses on mortgage loans held for investment in 2007 excludes reserves for losses on Aames mortgage loans due to the effect of purchase accounting. The principal balance of mortgage loans held for investment at June 30, 2007 also excludes any Aames related balances for consistency in presentation within this table.
(2)	Reserves for losses on mortgage loans held for investment are included in mortgage loans held for investment on the balance sheets.
(3)	Reserves for losses on real estate owned are included in real estate owned on the balance sheets.
(4)	The reserve balance percentages for mortgage loans held for investment are calculated by dividing the reserve for losses on mortgage loans held for investment by the principal balance of mortgage loans held for investment.

We make provisions for losses on our portfolio of mortgage loans held for investment based upon our estimate of expected losses resulting from loans in various stages of delinquency, calculated using assumptions of loss frequency and loss severity. The provision for losses reflects additions to loss reserves after the mortgage loans and related reserves are contributed from AHL to the REIT.

The total provision for losses on mortgage loans held for investment, including real estate owned (“REO”), increased $20.3 million or 304.8%, from $6.7 million for the three months ended June 30, 2006 to $27.0 million for the same period in 2007. The increase in the provision was due to the $53.5 million increase in the level of REO during the second quarter of 2007 compared to the $13.7 million increase in REO in the second quarter of 2006 and an increase in the estimated loss severity rate on REO assets.

The key ratio of loss reserves on mortgage loans held for investment to principal balance outstanding on mortgage loans held for investment increased from 2.07% at December 31, 2006 to 2.42% at June 30, 2007.

Management Fee Assessed by Parent Company

The management fee assessed by the parent, AHL, for servicing and general and administrative services totaled $9.3 million for the three months ended June 30, 2007, compared to $8.3 million for the three months ended June 30, 2006, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL.

Direct General and Administrative Expense

Direct general and administrative expenses totaled $31,000 for the three months ended June 30, 2007 compared to $1,000 for the three months ended June 30, 2006 and represented audit, legal and trustee fees incurred directly by the REIT.

Income taxes

There is no provision for income taxes for the three months ended June 30, 2007 or for the three months ended June 30, 2006, as we expect to dividend all of our 2007 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2007. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Revenues

Net revenues and key indicators that affected our net revenues were as follows for the six months ended June 30:

	2007	2006	Change	% Change
	(dollars in thousands)
Interest income	$287,707	$260,625	$27,082	10.4%
Interest expense	(193,248)	(152,550)	(40,698)	26.7%

Net interest income	94,459	108,075	(13,616)	(12.6)%
Provision for losses	(41,629)	(13,051)	(28,578)	219.0%

Net interest income after provision	52,830	95,024	(42,194)	(44.4)%
Other income	1,414	1,838	(424)	(23.1)%

Total net revenues	$54,244	$96,862	$(42,618)	(44.0)%

Average inventory of mortgage loans held for investment	$7,545,443	$6,455,561	$1,089,882	16.9%
Annualized interest income as a percentage of average inventory of mortgage loans held for investment	7.63%	8.08%

(1)	Interest income includes prepayment penalty income and gains and losses from certain hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income and Expense

Interest income increased $28.9 million or 12.4%, from $233.2 million for the six months ended June 30, 2006 to $262.1 million for the same period in 2007. This increase was primarily the result of a $1.0 billion or 16.9% increase in the average portfolio of loans held for investment from $6.5 billion in the first half of 2006 to $7.5 billion in the first half of 2007, as we continued to execute our securitization program and added securitized loans acquired from Aames. The average interest rate on loans held for investment decreased 27 basis points, from 7.22% for the six months ended June 30, 2006 to 6.95% for the same period in 2007 primarily due to the increase in the average balance of non-performing loans in the portfolio, from $125.6 million for the six months ended June 30, 2006 to $416.3 million for the same period in 2007. Prepayment penalty fees received and other income declined $1.8 million, from was $27.5 million for the six months ended June 30, 2006 to $25.6 million for the same period in 2007 as loan prepayments began to slow due to falling home prices and tighter credit conditions. The $1.0 billion increase in the average portfolio of loans held for investment in the first half of 2007 was caused by the addition of $1.1 billion in securitized loans during the twelve months ended June 30, 2007 and the $1.1 billion in securitized loans acquired from Aames held during the first half of 2007, less normal portfolio run-off due to principal repayments.

Interest expense increased $41.2 million or 25.2% from $163.4 million for the six months ended June 30, 2006 to $204.6 million for the same period in 2007. This increase was primarily the result of the $1.0 billion or 15.9% increase in our average securitized bond financing from $6.4 billion in the first half of 2006 to $7.4 billion in the first half of 2007 plus a 40 basis point increase in our cost of funds rate, from 5.08% for the six months ended June 30, 2006 to 5.48% for the same period in 2007. The 40 basis point rate increase in our cost of funds was caused by the increase in the average One Month LIBOR rate. The $1.0 billion increase in the average securitized bond financing in the first half of 2007 was the result of the addition of $1.1 billion in securitized bonds during the twelve months ended June 30, 2007 and the $1.1 billion in securitized bonds acquired from Aames and held during the first half of 2007, less normal bond amortization.

The resulting interest spread on our mortgage loans held for investment portfolio declined $10.0 million from $108.1 million for the six months ended June 30, 2006 to $98.1 million for the same period in 2007. Although the average portfolio grew by $1.0 billion, the interest yield (including prepayment penalty fees) declined by 44 basis points and the cost of funds (including hedging gains) increased by 34 basis points causing the net interest spread to contract by 78 basis points, from 3.33% in 2006 to 2.55% in 2007.

Interest expense on other term debt was $3.7 million for the six months ended June 30, 2007 and represented interest on the $100 million in loans from Farallon (from issuance on March 30, 2007) plus discount amortization.

The components of our net interest margin were as follows for the six months ended June 30:

	2007			2006
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Mortgage loans held for investment:
Interest income	$262,060	$7,545,443	6.95%	$233,172	$6,455,561	7.22%
Prepayment penalty and other income	25,647		0.68	27,453		0.85
Interest expense	(204,589)	7,427,961	(5.48)	(163,395)	6,409,874	(5.08)
Hedging gains and bond issue cost amortization, net	15,021		0.40	10,845		0.34

Spread	98,139		2.55	$108,075		3.33

Other term debt:
Interest expense	(3,680)	50,556	(14.48)	—	—	—

Net interest income	$94,459	$7,545,443	2.50%	$108,075	$6,455,561	3.36%

Provision and Reserve for Losses

The provision for losses and related reserves were comprised of the following:

	2007	2006	Change	% Change
	(dollars in thousands)
Provision for losses for the six months ended June 30:
Mortgage loans held for investment	$10,070	$8,122	$1,948	24.0%
Real estate owned	31,559	4,929	26,630	540.3%

Total provision for losses on mortgage loans held for investment	$41,629	$13,051	$28,578	219.0%

	June 30, 2007	December 31, 2006	Change	% Change
	(dollars in thousands)
Reserve for losses at period end:
Mortgage loans held for investment (1)(2)	$141,342	$129,936	$11,406	8.8%
Real estate owned (3)	48,980	22,783	26,197	115.0%

Total reserve for losses	$190,322	$152,719	$37,603	24.6%

Principal balance at period end:
Mortgage loans held for investment (1)	$5,850,159	$6,268,944	$(418,785)	(6.7)%

Reserve balance as a percentage of mortgage loans held for investment (4)	2.42%	2.07%

(1)	The reserve for losses on mortgage loans held for investment in 2007 excludes reserves for losses on Aames mortgage loans due to the effect of purchase accounting. The principal balance of mortgage loans held for investment at June 30, 2007 also excludes any Aames related balances for consistency in presentation within this table.
(2)	Reserves for losses on mortgage loans held for investment are included in mortgage loans held for investment on the balance sheets.
(3)	Reserves for losses on real estate owned are included in real estate owned on the balance sheets.
(4)	The reserve balance percentages for mortgage loans held for investment are calculated by dividing the reserve for losses on mortgage loans held for investment by the principal balance of mortgage loans held for investment.

We make provisions for losses on our portfolio of mortgage loans held for investment based upon our estimate of expected losses resulting from loans in various stages of delinquency, calculated using assumptions of loss frequency and loss severity. The provision for losses reflects additions to loss reserves after the mortgage loans and related reserves are contributed from AHL to the REIT.

The total provision for losses on mortgage loans held for investment, including REO, increased $28.6 million or 219.0%, from $13.1 million for the six months ended June 30, 2006 to $41.6 million for the same period in 2007. The increase in the provision was due to the $92.9 million increase in the level of REO during the first half of 2007 compared to the $20.4 million increase in REO in the first half of 2006 and an increase in the loss severity rates on REO assets.

The key ratio of loss reserves on mortgage loans held for investment to principal balance outstanding on mortgage loans held for investment increased from 2.07% at December 31, 2006 to 2.42% at June 30, 2007.

Management Fee Assessed by Parent Company

The management fee assessed by the parent, AHL, for servicing and general and administrative services totaled $19.1 million for the six months ended June 30, 2007, and $16.1 million for the six months ended June 30, 2006, and represents 0.5% per annum on the monthly outstanding principal balance of the loans serviced by AHL.

Direct General and Administrative Expense

Direct general and administrative expenses totaled $325,000 for the six months ended June 30, 2007 and $9,000 for the six months ended June 30, 2006 and represent audit, legal and trustee fees incurred directly by the REIT.

Income taxes

There is no provision for income taxes for the six months ended June 30, 2007 or for the six months ended June 30, 2006, as we expect to dividend all of our 2007 taxable income to preferred and common shareholders. It is anticipated that, in conjunction with satisfying the ongoing distribution requirements applicable to a real estate investment trust, we will continue to dividend all of our taxable income to shareholders. Therefore, we do not expect to record an income tax provision in 2007. Our parent company, AHL, will be subject to federal and state taxes on the taxable income that is distributed to it at the parent company’s effective tax rate.

Liquidity and Capital Resources

Parent Contributions

During the six months ended June 30, 2007, AHL contributed to the REIT mortgage loans, net of reserves, of $752.0 million, and other net liabilities of $10.5 million, and reduced by contributions of aggregate outstanding credit facility balances of $745.3 million. AHL may from time-to-time in the future contribute additional capital or other net assets to us.

On March 30, 2007, Accredited, AHL, and the REIT entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management, L.L.C. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by Accredited in an aggregate principal amount of $230 million consisting of (i) term loan to the REIT in the principal amount of $70.0 million (the “Term A Loan”), (ii) a term loan to AHL in the principal amount of $130.0 million (the “Term B Loan”), and (iii) a term loan to the REIT in the principal amount of $30.0 million (the “Term C Loan”).

The proceeds of the Term A Loan and the Term B Loan are available to fund repurchase obligations of the REIT and AHL, to satisfy margin calls from warehouse lenders, to fund mortgage loan originations, to pay for transaction costs in connection with the transaction, for general working capital and other corporate needs and to repay specific indebtedness. The Term C Loan is solely available to repay certain specified indebtedness of the REIT. The Term A and Term B loan have an interest rate of 13% annum, whereas the Term C Loan had an interest rate of 9% per annum for the first 60 days and an interest rate of 13% per annum thereafter. The loans may be repaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount repaid. On October 10, 2007, we received a letter from MIF in which MIF stated that it was exercising its option under the change of control provisions to demand payment, by the 30th day following our receipt of the letter, of the entire outstanding balance of the loans, accrued interest thereon and the 2% change of control premium. We expect to be able to repay the loan when due from available working capital, by financing certain assets currently securing the Farallon Loan, and with additional amounts contributed by Lone Star.

On October 12, 2007, Accredited received a $100 million capital contribution from its new parent, LSF5 Accredited Investments, LLC, a subsidiary of Lone Star Fund V (U.S.) L.P.

Preferred Stock

The Pricing Committee of the Board of Trustees of the REIT authorized, and the REIT declared in March, June and September of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The first, second and third quarter dividends were paid on April 2, July 2 and October 1, 2007, respectively, to preferred shareholders of record at the close of business on March 15, June 15 and September 14, 2007, respectively.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2006, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common stock until we are in compliance with all covenants as of the end of two successive quarters. As of June 30, 2007, we were in compliance with the covenants applicable to date in 2007.

Securitizations

In March 2007, we completed a securitization containing $760.0 million of first and second priority residential mortgage loans through the REIT. The securitizations utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from these securitizations primarily to repay warehouse financing for the mortgage loans. No securitizations were initiated in the second quarter of 2007.

Summary of Cash Activity

Cash provided by operating activities of $50.8 million, cash provided by principal payments received on mortgage loans held for investment of $1.3 billion, cash capital contributions from AHL of $3.0 million and net proceeds from the issuance of securitized bond financing of $753.0 million during the six months ended June 30, 2007 were used primarily to pay off outstanding credit facility balances contributed by AHL of $745.3 million, to fund payments on the securitization bond financing of $1.3 billion and to pay dividends on our preferred stock of $5.0 million.

Credit Facilities

Accredited repaid outstanding borrowings in the amount of $16 million related to unsold portions of securitized bonds and the facility was repaid and terminated. Additionally, the REIT terminated two $100 million Master Repurchase Agreements secured by owner trust certificates of securitized mortgage loans for which the REIT was depositor.

Parent Guarantee

Accredited has irrevocably and unconditionally agreed to pay in full to the holders of each share of our Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which we or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on our Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by us and (iii) the liquidation preference, if any, payable with respect to any of our Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

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

Derivative Instruments and Hedging Activities

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures, options interest rate cap agreements and interest rate swap agreements. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS 133, as amended and interpreted, derivative financial instruments are reported on the balance sheet at their fair value.

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the hedged asset or liability to ensure that there remains adequate correlation in the hedge relationship.

Cash Flow Hedges

During the third quarter of 2004, we began utilizing cash flow hedging and implemented the use of cash flow hedge accounting on our securitization debt under SFAS 133. Pursuant to SFAS 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our securitization debt and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our debt as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of June 30, 2007:

	+100 bp	+50 bp	-50 bp	-100 bp
	(in thousands)
Change in fair value of:
Securitized debt subject to portfolio-based accounting	$(91,129)	$(45,916)	$46,610	$93,968
Derivatives related to securitized debt subject to portfolio-based accounting	60,895	30,447	(30,868)	(61,736)

Net change	$(30,234)	$(15,469)	$15,742	$32,232

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities. Because the impact of +50 vs. +100 basis points and -50 vs. -100 basis points is nearly linear in nature, the interest rate simulation sensitivity analysis may be extrapolated to form conclusions about larger interest rate movements.

Contractual Obligations

The following table summarizes our contractual obligations, excluding future interest, June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Other Borrowings	$100,000	$—	$—	$—	$100,000
Securitization bond financing(1)	6,760,948	1,376,228	2,998,955	1,243,335	1,142,430

Total	$6,860,948	$1,376,228	$2,998,955	$1,243,335	$1,242,430

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral. The securitization bond financing represents obligations of the respective trusts that issue the notes. The mortgage loans and other assets sold to these issuers are not available to satisfy claims of our creditors. The noteholders’ recourse is limited to the pledged mortgage loans and other assets.

Off-Balance Sheet Financing Arrangements

As of June 30, 2007, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies

Accounting for Our Loan Sales

We have sold our loans in transactions that have been accounted for in our financial statements as securitizations structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS 140. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created for accounting purposes, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Provisions for Losses

We provide market valuation adjustments on certain nonperforming mortgage loans. These adjustments are based upon our estimate of expected losses, calculated using loss frequency and loss severity rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. Specifically, we take into account two methods. The purpose of the dual methodology is to incorporate a hybrid approach so that we are taking into account a long-term view of losses which is flexible enough to readily adapt the loss reserve model to changes in the short and medium term. The following methods are applied at the securitization pool level. At June 30, 2007 we had 16 securitized pools to which this methodology was applied.

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

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. In connection with the securitizations structured as financings, we have entered into interest rate cap agreements and interest rate swap agreements. We do not use derivatives to speculate on interest rates. In accordance with SFAS 133, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the hedged asset or liability, to ensure there remains a highly effective correlation in the hedge relationship. We have implemented fair value hedge accounting on our mortgage loans held for investment, whereby certain derivatives are designated as a hedge of the fair value of mortgage loans held for investment. Changes in the fair value of such derivative instruments and changes in the fair value of the hedged assets, which are determined to be effective, are recorded as a component of interest income in the period of change. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be minimal. Accordingly, the net amount recorded in the statement of operations relating to fair value hedge accounting is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter of 2004, we began utilizing cash flow hedging and implemented the use of cash flow hedge accounting on our securitization debt under SFAS 133. Pursuant to SFAS 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings.

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

On September 18, 2007 the merger agreement was amended to, among other things, reduce the price at which Lone Star agreed to acquire all of the common stock of the Company to $11.75 per share, and the acquisition was completed at that price on October 12, 2007. Our 9.75% Series A Perpetual Cumulative Preferred Shares, par value $1.00 per share (NYSE: AHH.PrA) remained outstanding following the acquisition.

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

In addition, beginning in September 2007, Accredited restructured its operations by closing all retail lending operations, significantly reducing its wholesale lending operations, and substantially suspending all U.S. mortgage loan originations unless and until the return of market conditions under which non-prime mortgage loans can again be originated and sold or securitized at a profit. On October 15, 2007, Accredited resumed U.S. lending operations.

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

Our securitized mortgage loans have certain geographic concentrations in a number of states, which may present a greater risk of loss if conditions in those states become adverse. In these states, if the residential real estate market should experience an overall decline in property values after the dates of origination of the mortgage loans, the rates of delinquencies, foreclosures, bankruptcies and losses on the mortgage loans may increase over historical levels of comparable type mortgage loans, and may increase substantially. In addition, properties located in California and Florida may be more susceptible than homes located in other parts of the country to certain types of uninsured hazards, such as earthquakes, wildfires, hurricanes, floods, mudslides and other natural disasters. As of June 30, 2007, 18% and 15% of the unpaid principal amounts of the mortgage loans in our portfolio were secured by properties located in California and Florida, respectively.

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

We may be adversely affected by litigation to which we or Accredited may become a party.

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

Risks Relating to the Terms of REIT’s Series A Preferred Shares

We intend to delist our preferred stock from the New York Stock Exchange and deregister the stock and the related guarantee under the Securities Exchange Act of 1934, which could materially and adversely affect the price and liquidity of our preferred stock.

On October 19, 2007, Accredited and the REIT announced their intention to deregister the Series A Preferred Shares and Accredited’s guarantee with respect to those shares, on the basis that the shares are currently held by less than 300 registered holders, and, as a prerequisite to such deregistration, the REIT requested the New York Stock Exchange (“NYSE”) to delist the Series A Preferred Shares from the NYSE. The NYSE has ten days following such request in which to make the filing with the Securities and Exchange Commission (the “SEC”) that begins the delisting process, and delisting is effective ten days following such filing. At that time, the filings which begin the deregistration process can be made with the SEC. The deregistration filings are expected to be made by November 8, 2007, at which time the public reporting obligations of Accredited and the REIT will be suspended. The terms and conditions of the Series A Preferred Shares and Accredited’s related guarantee will remain unchanged following any delisting of the shares and any deregistration of the shares and the related guarantee. However, if the Series A Preferred Shares are delisted from the NYSE, there may be a material adverse impact on the market price and liquidity of our Preferred Shares, and our Preferred Shares may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Also, if the Series A Preferred Share and the related guarantee are deregistered under the 34 Act, holders of the shares may not have access to the same quantity and quality of information regarding Accredited and the REIT as they would have if the shares and the guarantee remained registered.

The timing and amount of contributions of additional assets to us by our parent are uncertain, and our existing assets may not generate sufficient funds to pay the preferred dividend.

Our sole source of mortgage loans has been contributions from AHL, our parent. As noted above, AHL temporarily suspended U.S. lending operations, and it is uncertain if AHL will resume lending operations at a level which will generate the volume of mortgage loans necessary to cost-effectively execute further securitizations. Even if AHL does generate a sufficient volume of mortgage loans, AHL may not contribute loans to us for securitization because other conditions prerequisite to the execution of securitizations may not be available on cost-effective terms. The ratings agencies have increased the levels of credit enhancement required for securitizations of non-prime loans, AHL’s ratings as a servicer of mortgage loans have been downgraded and may be downgraded further, and the ratings of several tranches of our previously securitized bonds have been downgraded and further such downgrades may occur, and of which factors will make it more difficult for us and AHL to execute further securitizations of non-prime mortgage loans. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act; in order to satisfy the requirements for exemptive relief from regulation under the Investment Company Act, we may be subject to restrictions on our operations, including our ability to acquire certain types of mortgage assets. If we are unable to obtain additional mortgage assets from AHL or otherwise, our existing assets may not generate sufficient funds to pay the dividend on our Series A Preferred Shares.

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

At June 30, 2007, the guarantee would have been effectively subordinated to approximately $7.4 billion of indebtedness, including securitization indebtedness but excluding intercompany indebtedness, of Accredited and debt obligations of its subsidiaries. Accredited and its subsidiaries may incur substantial additional indebtedness in the future.

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

Risks Related to the Merger of Accredited

Our business and the business of Accredited may be adversely impacted by Accredited’s merger with Lone Star.

Accredited has spent significant time and money consummating the merger of Accredited with Lone Star. There are uncertainties and other factors that may affect Accredited’s business and, indirectly, our business subsequent to the consummation of the merger, including:

•

the outcome of any litigation and judicial actions that have been or may be instituted against Accredited and others relating to the merger agreement, including legislative action, referenda and taxation;

•	potential difficulties for employee retention as a result of the merger; and

•	the effect of the merger on Accredited’s and our customer relationships, operating results and business generally.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Form 10-Q, as of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation, our management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective in ensuring that reports we file under the Exchange Act occurred within time periods specified in SEC rules and forms as of June 30, 2007.

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

In August 2007, we were named as a defendant under the consolidated, amended complaint in Atlas v. Accredited Home Lenders Holding Co., et al., a class action pending in the United States District Court for the Southern District of California. The suit alleges violations of federal securities laws and originally named as defendants AHLHC and certain members of its senior management. Pursuant to the Private Securities Litigation Reform Act, five similar class actions were consolidated with the Atlas matter, and a lead plaintiff was selected. The consolidated, amended complaint was filed on August 24, 2007, and added as defendants the REIT and certain directors of AHLHC. Our response to the complaint is currently scheduled to be due on October 26, 2007. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and we intend to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable, and legal counsel cannot express an opinion as to the extent of our possible loss, if any, in the consolidated lawsuit. However, we believe that any loss in this matter will be substantially or completely covered by insurance and that this matter will not have a material adverse effect on our financial position or results of operations.

In July 2007 we were served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that we, AHL and AHLHC engaged in a practice of discriminating against African-Americans and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims, and, if served, we intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe that we will suffer any material loss in this lawsuit or that it will have a material adverse effect on our financial position or results of operations.

Legal proceedings to which Accredited is a party are described in its Quarterly Report on Form 10-Q for the period ended June 30, 2007.

ITEM 1A. Risk Factors

We have provided updated risk factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 19, 2007

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